Form 10-Q
period 2006-06-30
SUMMIT HOTEL PROPERTIES LLC
filed 2006-08-21
CIK 1284609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from           to
Commission File Number: 000-51955
SUMMIT HOTEL PROPERTIES, LLC
(Exact name of registrant as specified in its charter)
South Dakota
(State or other jurisdiction
of incorporation or organization)
20-0617340
(I.R.S. Employer Identification No.)
2701 South Minnesota Avenue, Suite 6
Sioux Falls, SD 57105
(Address of principal executive
offices, including zip code)
(605) 361-9566
(Registrant’s telephone number,
including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                      ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of the Exchange Act.
Large accelerated filer ☐      Accelerated Filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     ☐ Yes ☑ No

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005

	(Unaudited)	(Audited)
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24,592,997	$7,339,976
Restricted cash	3,047,916	2,288,962
Trade receivables	4,375,181	3,406,756
Prepaid expenses and other	969,814	1,172,480
Assets held for sale	—	5,151,442

Total current assets	32,985,908	19,359,616

PROPERTY AND EQUIPMENT, NET	322,217,540	288,485,564

OTHER ASSETS
Deferred charges and other assets, net	4,739,385	4,582,014
Restricted cash	786,282	4,850,879

Total other assets	5,525,667	9,432,893

TOTAL ASSETS	$360,729,115	$317,278,073

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$5,200,000	$4,222,000
Lines of credit and notes payable	6,597,670	11,271,788
Accounts payable	1,216,809	997,467
Related party accounts payable	910,366	2,264,440
Accrued expenses	6,821,172	7,585,654

Total current liabilities	20,746,017	26,341,349

LONG-TERM DEBT, NET OF CURRENT PORTION	219,365,623	180,668,493

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	(1,258,370)	(1,203,398)

MEMBERS’ EQUITY	121,875,845	111,471,629

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$360,729,115	$317,278,073

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
REVENUES
Room revenues	$31,498,406	$21,401,650	$59,399,189	$39,352,260
Other hotel operations revenues	486,245	339,364	995,089	701,552

	31,984,651	21,741,014	60,394,278	40,053,812

COSTS AND EXPENSES
Direct hotel operations	10,124,859	6,382,343	18,803,861	11,593,545
Other hotel operating expenses	3,295,760	2,344,044	6,562,228	4,621,192
General, selling and administrative	5,603,064	3,881,286	10,561,108	6,869,978
Repairs and maintenance	2,791,299	1,225,583	5,034,270	1,890,872
Depreciation and amortization	4,306,557	2,756,220	8,232,956	5,277,782

	26,121,539	16,589,476	49,194,423	30,253,369

INCOME FROM OPERATIONS	5,863,112	5,151,538	11,199,855	9,800,443

OTHER INCOME (EXPENSE)
Interest income	105,334	51,611	212,141	99,421
Interest (expense)	(3,374,285)	(2,220,960)	(6,447,638)	(4,244,903)
State income tax (expense)	(284,101)	(7,190)	(395,839)	(7,190)
(Loss) on disposal of assets	(80,287)	(92,188)	(211,380)	(116,327)

	(3,633,339)	(2,268,727)	(6,842,716)	(4,268,999)

INCOME BEFORE MINORITY INTERESTS	2,229,773	2,882,811	4,357,139	5,531,444

MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED PARTNERSHIP	234,037	136,977	455,028	286,838

INCOME FROM CONTINUING OPERATIONS	1,995,736	2,745,834	3,902,111	5,244,606

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	2,095,385	200,436	2,303,305	(63,075)

NET INCOME	$4,091,121	$2,946,270	$6,205,416	$5,181,531

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$2,631.23	$2,403.49	$4,049.45	$4,345.28

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	1,554.83	1,225.83	1,532.41	1,192.45

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006

	# of Capital
	Units	Class A	Class A-1	Class B	Class C	Total

BALANCES, JANUARY 1, 2006	1,421.58	$95,596,821	$—	$6,133,132	$9,741,676	$111,471,629

Proceeds from Class A-1 units issued in private placement	133.25	—	12,457,500	—	—	12,457,500

Net Income	—	6,205,416	—	—	—	6,205,416

Distributions to members	—	(6,434,605)	(517,059)	(239,255)	(1,067,781)	(8,258,700)

BALANCES, JUNE 30, 2006	1,554.83	$95,367,632	$11,940,441	$5,893,877	$8,673,895	$121,875,845

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES
Net income	$6,205,416	$5,181,531
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	7,831,591	5,549,098
Amortization	612,862	104,252
Minority interests in operations of consolidated partnership	455,028	286,838
(Gain) on disposal of assets	(2,117,768)	—
Changes in current assets and liabilities:
Trade receivables	(968,425)	(1,102,657)
Prepaid expenses and other	202,666	(92,502)
Accounts payable	(1,134,732)	619,945
Accrued expenses	(764,482)	686,329

NET CASH FROM OPERATING ACTIVITIES	10,322,156	11,232,834

INVESTING ACTIVITIES
Purchases of hotel properties and other property & equipment	(45,531,759)	(57,218,384)
Proceeds from asset dispositions	11,094,969	—
Restricted cash (fundings) withdrawls	3,305,643	(1,401,986)

NET CASH (USED FOR) INVESTING ACTIVITIES	(31,131,147)	(58,620,370)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	55,960,800	53,340,783
Principal payments on long-term debt	(16,285,670)	(10,251,152)
Financing fees on long-term debt	(627,800)	(470,799)
Net change in notes payable	(4,674,118)	—
Proceeds from equity contributions	12,457,500	9,271,500
Distributions to members	(8,258,700)	(6,348,820)
Distributions to minority interests	(510,000)	(255,000)

NET CASH FROM FINANCING ACTIVITIES	38,062,012	45,286,512

NET CHANGE IN CASH AND CASH EQUIVALENTS	17,253,021	(2,101,024)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	7,339,976	13,763,531

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,592,997	$11,662,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$6,447,638	$2,270,823

Cash payments for state income taxes	$1,125,839	$130,195

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — SELECTED SUPPLEMENTARY INFORMATION
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on interim periods. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Registration Statement on Form 10 for the year ended December 31, 2005.
The condensed consolidated financial statements include the accounts of the Company and Summit Group of Scottsdale, Arizona, LLC. The effects of all intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Discontinued Operations
The Company has reclassified its condensed consolidated financial statements of operations for the three month and six month periods ended June 30, 2006 and 2005 and its condensed consolidated balance sheet as of June 30, 2006, as a result of implementing SFAS 144 to reflect discontinued operations of six consolidated hotel properties sold during this period, or to be sold pursuant to the plan for hotel dispositions. This reclassification has no impact on the Company’s net income or the net income per capital unit. The six hotel properties are located in Sioux Falls, SD; Bradford, PA; Sturgeon Bay, WI; Pocatello, ID; Idaho Falls, ID; and Jackson, MS. Three hotel properties in Bradford, PA; Jackson, MS and Sioux Falls, SD were sold for a total of $11,210,000 during the second quarter of 2006.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed financial information of the results of operations for these hotel properties included in discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
REVENUES	$548,811	$1,395,652	$1,513,790	$2,305,583

COSTS AND EXPENSES
Direct hotel operations	214,092	455,673	494,169	826,565
Other hotel operating expenses	99,304	192,694	249,080	410,728
General, selling and administrative	104,718	230,346	260,822	404,887
Repairs and maintenance	45,182	73,862	91,864	270,242
Depreciation and amortization	82,321	187,784	211,497	375,568

	545,617	1,140,359	1,307,432	2,287,990

INCOME FROM OPERATIONS	3,194	255,293	206,358	17,593

OTHER INCOME (EXPENSE)
Interest income	7,995	11,222	14,100	28,912
Interest (expense)	—	(49,863)	—	(94,808)
State income tax (expense)	—	(13,005)	—	(13,005)
Gain (loss) on disposal of assets	2,084,196	(3,211)	2,082,847	(1,767)

	2,092,191	(54,857)	2,096,947	(80,668)

INCOME (LOSS) BEFORE MINORITY INTERESTS	2,095,385	200,436	2,303,305	(63,075)

MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED PARTNERSHIP	—	—	—	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$2,095,385	$200,436	$2,303,305	$(63,075)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Acquisitions
The Company applies the principles of SFAS No. 141, “Business Combinations” in accounting for its acquisitions. The Company determines the cost of the acquired property based upon the fair value of assets distributed as consideration and the fair value of liabilities incurred. The cost of the acquired entity includes all direct costs of the business combination whereas indirect and general expenses are expensed as incurred. The Company allocates the cost of the acquired entity to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. To determine fair value of the various components acquired, the Company engages independent valuation consultants and other third-party real-estate appraisals as necessary. The Company allocates the cost of the acquired property based upon the relative fair values of the various components contained in the appraisals. In cases, the cost of the property acquired may be less than the fair value contained in the appraisals. In these cases, the Company reduces the fair values based upon the relative value of the components of the acquisition. The excess of the cost of the acquisition over the fair value will be assigned to intangible assets if the intangible asset is separable and if it arises from a contractual or other legal right. Any remaining excess of the cost of acquisition over fair values assigned to separable assets is recognized as goodwill. Further, many of the Company’s hotel acquisitions to date have been aggregated which in accordance with SFAS No. 141 has resulted in an aggregated purchase price allocation. Since its inception, the Company’s acquisitions and subsequent purchase price allocations have resulted in no goodwill.
On February 1, 2006, the Company purchased 2 hotel properties in Ft. Wayne, IN, for a combined purchase price of approximately $15,000,000. Essentially all of the assets purchased were allocated to property and equipment.
On April 12, 2006, the Company purchased the AmeriSuites in Atlanta, GA, for an approximate price of $11,577,000. Essentially all of the assets purchased were allocated to property and equipment.
The following table illustrates the allocation of the respective purchase prices for each of the aggregated property purchases discussed above:

	2/1/06	4/12/06
Current assets	$—	$—
Property and equipment	15,000,000	11,577,000
Intangible assets	—	—

Total assets acquired	15,000,000	11,577,000

Current liabilities	—	—
Long-term debt	—	—

Total liabilities assumed	—	—

Net assets acquired	$15,000,000	$11,577,000

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
During the first quarter of 2006, the Company purchased land in Jackson, MS for $1,050,000 and in Ft. Collins, CO for $1,300,000 and plans to build hotels on the land in 2006.
During the second quarter of 2006, the Company purchased land in Bloomington, MN for $3,315,000, in Ft. Worth, TX for $1,500,000, and in Flagstaff, AZ for $3,353,000 and plans to build hotels on the land in 2006 and 2007.
These purchases were funded with long-term debt of approximately $20,000,000, short-term debt of $3,600,000, approximately $6,400,000 in cash from sale proceeds of liquidated hotels, and members’ equity issuances of $7,000,000.
Accrued Expenses

	2006	2005
Accrued taxes	$3,985,769	$4,309,392
Accrued salaries and benefits	670,578	1,523,194
Accrued interest	709,474	536,336
Other accrued expenses	1,455,351	1,216,732

	$6,821,172	$7,585,654

Note Obligations
On June 15, 2006, the Company closed on a loan with ING Investment Management, LLC to refinance the debt on nine hotels. The loan with a principal balance of $36,600,800 carries an interest rate of 6.1% and matures in July 2012. Approximately $14,500,000 of the new loan proceeds were used to pay-off existing long-term debt: $5,300,000 with MetaBank, $4,400,000 with Scott Financial Corporation, and $4,800,000 with First National Bank of Omaha.
Members’ Equity
On October 21, 2005, the Company issued a second private placement memorandum (PPM) for the purpose of acquiring additional investors. The PPM is offering up to $75,000,000 of Class A-1 membership units. Summit Real Estate Investments, LLC (“SREI”), a related party, will broker securities related to the PPM for the Company under the terms of the PPM. On January 31, 2006 and February 28, 2006, the Company received capital contributions of $13,200,000 and $125,000, respectively, under the terms of the PPM with the assistance of SREI. This resulted in the Company issuing 133.25 Class A-1 units. The Company received proceeds from the offering (net of expenses) of $12,457,500, which were used to fund the new acquisitions and pay down the existing lines of credit and notes payable.
Subsequent Events
The Company has finalized the purchase of land in Denver, CO on July 19, 2006, and in Baton Rouge, LA on July 11, 2006, and plans to build hotels in 2006 and 2007.
On July 25, 2006, the Company entered into two construction loans with M&I Bank. The loans are for the purpose of refinancing the purchase of real estate and financing the future construction of two hotels located in Bloomington, MN. The loans totaled $24,480,000 with a variable interest rate of LIBOR plus 255 basis points. The maturity date of both notes is March 25, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, and those disclosed as risks in other reports filed by us with the Securities and Exchange Commission, including those described in Item 1.A. of our registration statement filed on Form 10. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.
Overview
     Management’s discussion and analysis of financial conditions and results of operations (“MD&A”) discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, investments, plant, property and equipment and intangible assets, income taxes, financing operations, self-insurance claims payable, contingencies, and litigation.
     Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of the assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.
Critical Accounting Policies
     Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation. We periodically review the carrying value of property and equipment and other long-lived assets for indications that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the assets with the expected future undiscounted cash flows. If the respective carrying values exceed the expected future undiscounted cash flows, the impairment is measured using fair value measures to the extent available or discounted cash flows.
     Impairment of Long-Lived Assets
     We consider each individual hotel to be an identifiable component of our business. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we do not consider a hotel as “held for sale” until it is probable that the sale will be completed within one year. We do not consider a sale to be probable until a buyer’s due diligence review is completed and all substantive conditions to the buyer’s performance have been satisfied. Once a hotel is “held for sale,” the operations related to the hotel will be included in discontinued operations. We consider a hotel as “held for sale” once the potential transaction has been approved by our Board, as may be required.
     We do not depreciate hotel assets while they are classified as “held for sale.” Upon designation of a hotel as being “held for sale,” and quarterly thereafter, we review the carrying value of the hotel and, as appropriate, adjust its carrying value to the lesser of depreciated cost or fair value less cost to sell, in accordance with SFAS 144. Any such adjustment in the carrying value of a hotel classified as “held for sale” will be reflected in discontinued operations. We will include in discontinued operations the operating results of hotels classified as “held for sale” or that have been sold.
     We periodically review the carrying value of certain long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, we estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if an impairment exists. If an impairment exists, we determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, we would discount the expected future cash flows of such assets.

     Consolidation Policy
     The consolidated financial statements include the accounts of the Company and its variable interest entity, Summit Group of Scottsdale, Arizona, LLC. All significant intercompany accounts and transactions have been eliminated.
     In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether or not it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. We adopted FIN 46R beginning October 1, 2004. This Interpretation requires that we present any variable interest entities in which we have a majority variable interest on a consolidated basis in our financial statements.
     Revenue Recognition
     The revenue from the operation of a hotel is recognized as part of the hotel operations segment when earned. Typically, cash is collected from the guest at the time of check-in or checkout or the guest pays by credit card which is typically reimbursed within 2-3 days; however, we also extend credit to selected corporate customers.
Results of Operations
     The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2006 and 2005.
     Our operating results improved for the three months ending June 30, 2006 compared to the three months ending June 30, 2005, and from the six months ending June 30, 2006 compared to the six months ending June 30, 2005, for a number of reasons. First, the continued recovery of the United States economy caused increasing occupancy rates and revenues throughout the hotel industry. Leisure and business travel increased significantly during 2005 and 2006, thus affecting the results of operations at our hotels. Second, we acquired 7 hotels, acquired 1 entity which owned 1 hotel, completed construction of 1 hotel, and disposed of 3 hotels during the period from June 15, 2005 through December 31, 2005, for a net increase of 6 hotels and an additional 661 rooms. From January 1, 2006 through June 30, 2006 we acquired 3 hotels and disposed of 3 hotels for a net increase of 0 hotels, however, there was an increase of 161 rooms. These additional 822 rooms caused a substantial increase in revenues, net income, assets and liabilities.
     All of our revenues are derived from guestroom rentals at our hotels, and revenues from services related to guestroom rentals. In addition to guestroom rental revenue, our hotels derived revenues from fees to guests for telephone usage, hotel meeting room rentals, restaurant and lounge receipts, hotel laundry and valet services, revenues from concessions and other fees charged to hotel users for similar services. All revenues were generated from hotels located in the United States.

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005
Continuing Operations
     Management utilizes a variety of indicators to compare the financial and operating performance of the hotels between periods, as well as the performance of individual hotels or groups of hotels. The key indicators we use include: occupancy percentage rate which is the percentage computed as the number of hotel guestrooms occupied divided by the number of guestrooms available for occupancy; average daily rate (ADR) which is the average rental rate charged to guests; revenue per available room (RevPAR) which is the product of the occupancy rate and ADR. Each of these indicators is also commonly used throughout the hotel industry. Because the number of hotels we own each year is variable, we believe these indicators give a better indication of our performance.
     Revenues
     Total revenue for the three months ended June 30, 2006 was $32.0 million, compared to $21.7 million during the three months ended June 30, 2005. This is an increase of 47.5%. The increase was primarily due to the addition of 6 hotels (net) with 822 additional rooms during the period June 15, 2005 through June 30, 2006.
     The key indicators for the Company’s hotel performance for the three months ended June 30, 2005 and 2006 are set forth in the following table.

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2006	2005	Increase/Decrease
All Company Hotels
RevPAR	$63.81	$56.13	$7.68
Average Daily Rate	$87.60	$78.34	$9.26
Occupancy Rate	72.8%	71.7%	1.1%
     The Company’s hotels retained an occupancy rate of 72.8% in the three months ended June 30, 2006 compared to 71.7% in the corresponding three months ended June 30, 2005. ADR increased an average of $9.26 at our hotels in the three months ended June 30, 2006 compared to the corresponding three months ended June 30, 2005. The increase in occupancy rate and significant increase in ADR combined to cause an increase in RevPAR of 13.7% to $63.81 for the three months ended June 30, 2006 compared to $56.13 for the corresponding 2005 period.
     Management attributes the success in the increasing occupancy rate, ADR and RevPAR at our hotels to several factors. First, a number of hotels acquired by the Company during 2005 saw significant increases in occupancy and ADR as a result of improved operations, customer service levels, and improved sales efforts. Second, we remodeled several hotels during 2005 and early 2006, which attracts guests and allows us to charge higher room rates. Third, our hotel acquisitions have been of hotels with higher amenity levels and in markets which generally are able to generate higher ADRs. Our dispositions have generally been of hotels with lower amenity levels and in markets in which we were not able to charge higher room rates and remain competitive.

     Hotel Operating Expenses
     Our hotel operating expenses totaled $26.1 million for the three months ended June 30, 2006, which was 81.6% of our total revenues, and $16.6 million for the three months ended June 30, 2005, which was 76.5% of our total revenues. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors. The primary reasons for the increase in the percentage of operating expenses to revenues from the three months ended June 30, 2005 compared to the three months ended June 30, 2006 were additional repair and maintenance expense and depreciation related the renovations being done at several of the hotels and also due to additional linen purchases and extra housekeeping wages required during renovations.
               Depreciation
     Our depreciation and amortization expenses totaled $4.3 million for the three months ended June 30, 2006, and $2.8 million for the three months ended June 30, 2005. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.
          Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the three months ended June 30, 2006, we reimbursed The Summit Group $962,737 in hotel management and Company Manager expenses, which was 3.0% of our total revenues. In the three months ended June 30, 2005, we reimbursed The Summit Group $556,246 in hotel management and Company Manager expenses, which was 2.6% of our total revenues. The increase in the percentage of management expenses to revenues from the three months ended June 30, 2005 compared to the corresponding period of 2006 was due to the employment of additional regional managers, regional sales managers, and revenue management staff.
               Repairs and Maintenance
     We incurred $2.8 million in repair and maintenance expenses for the three months ended June 30, 2006, and $1.2 million in repair and maintenance expenses for the three months ended June 30, 2005. The increase in repair and maintenance expenses during this period was due to the large number of properties acquired in 2005 which were remodeled in late 2005 and early 2006, and because several hotels were undergoing their regular improvements as requested by the franchisors. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.

     Net Income
     Net Income for the three months ended June 30, 2006 was $4.1 million compared to $2.9 million for the three months ended June 30, 2005. We generated Earnings Per Unit of $2,631 for the three months ended June 30, 2006 and $2,403 for the three months ended June 30, 2005. The increase in Net Income and Earnings Per Unit for the three months ended June 30, 2005 compared to the three months ended June 30, 2006 was due to the higher revenues resulting from increases in occupancy rates, ADR and RevPAR and from the increase in the number of hotels owned by the Company.
Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005
Continuing Operations
     Revenues
     For the six months ended June 30, 2006, we generated $60.4 of revenues, compared to $40.1 million during the six months ended June 30, 2005. This is an increase of 50.6%. The primary reason for the increase in revenues was the addition of 6 hotels (net) with 822 additional rooms during the period beginning June 15, 2005 through June 30, 2006.
     The key indicators for the Company’s hotel performance for the six months ended June 30, 2005 and 2006 are set forth in the following table.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2005	Increase
All Company Hotels
RevPAR	$61.70	$52.95	$8.75
Average Daily Rate	$88.03	$78.50	$9.53
Occupancy Rate	70.08%	67.45%	2.63%
     The occupancy rate increased from 67.45% to 70.08% from the six months ended June 30, 2005 to the six months ended June 30, 2006. The ADR increased from $78.50 to $88.03 from the six months ended June 30, 2005 to the six months ended June 30, 2006. Our RevPAR increased from $52.95 to $61.70 from the six months ended June 30, 2005 to the six months ended June 30, 2006.
     Management attributes the success in increasing occupancy rates, ADR and RevPAR at our hotels to several factors. First, hotel management continued to emphasize direct-sales efforts to improve occupancy rates at our hotels. Second, a number of hotels acquired by the Company during 2005 and 2006 saw significant increases in occupancy and ADR as a result of improved operations, customer service levels, and improved sales efforts. Third, we remodeled a large number of our hotels during 2005 and early 2006, which attracts guests and allows us to charge higher room rates. Fourth, our hotel acquisitions have been of hotels with higher amenity levels and in markets which generally are able to generate higher ADRs. Our dispositions have generally been of hotels with lower amenity levels and in markets in which we were not able to charge higher room rates and remain competitive.

     Hotel Operating Expenses
     Our hotel operating expenses totaled $49.2 million for the six months ended June 30, 2006, which was 81.5% of our total revenues, and $30.3 million for the six months ended June 30, 2005, which was 75.5% of our total revenues. The primary reasons for the increase in the percentage of operating expenses to revenues from the first six months of 2005 compared to the first six months of 2006 were additional repair and maintenance expense and depreciation related the renovations being done at several of the hotels, and due to additional linen purchases and extra housekeeping wages required during renovations.
               Depreciation
     Our depreciation and amortization expenses totaled $ 8.2 million for the six months ended June 30, 2006, and $5.3 million for the six months ended June 30, 2005. Depreciation expenses increased as a result of acquisition of 6 (net) hotels and improvements to several hotels under renovation during the period beginning July 1, 2005 through June 30, 2006.
               Management Expense
     During the six months ended June 30, 2006, we reimbursed The Summit Group $1,872,065 in hotel management and Company Manager expenses, which was 3.1% of our total revenues. In the six months ended June 30, 2005, we reimbursed The Summit Group $1,165,699 in hotel management and Company Manager expenses, which was 2.9% of our total revenues. The increase in the percentage of management expense to revenues from the first six month of 2005 compared to the first six months of 2006 is due to the employment additional regional managers, regional sales managers, and revenue management staff.
               Repairs and Maintenance
     We incurred $5.0 million in repair and maintenance expenses for the six months ended June 30, 2006, and $1.9 million in repair and maintenance expenses for the six months ended June 30, 2005. The increase in repair and maintenance expenses during 2006 is due to the large number of properties acquired in 2005 which were remodeled in late 2005 and early 2006, and because several hotels were undergoing their regular improvements as requested by the franchisors. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
     Net Income
     Net Income for the six months ended June 30, 2006 was $6.2 million compared to $5.2 million for the six months ended June 30, 2005. We generated Earnings Per Unit of $4,049 for the six months ended June 30, 2006 and $4,345 for the six months ended June 30, 2005. The increase in Net Income for the six months ended June 30, 2005 compared to the six months ended June 30, 2006 was due to the higher revenues resulting from increases in occupancy rates, ADR and RevPAR and from the increase in the number of hotels owned by the Company. The decrease in Earnings Per Unit for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was due to an increase in the Weighted Average Number of Units Outstanding from 1,192.45 Units for the six months ended June 30, 2005 to 1,532.41 Units for the six months ended June 30, 2006.
     Seasonality and Diversification
     The hotel and leisure industry is seasonal in nature; however, the periods during which our properties experience higher hotel revenue activities vary from property to property and depend principally upon location. Our revenues historically have generally been lower in the first and fourth quarters than in the second or third quarters.
Liquidity and Capital Resources
     Cash From Operating Activities
     Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members. We anticipate that cash flow from operations will be sufficient to fund these requirements. We maintain a cash reserve to fund anticipated and unanticipated shortfalls in liquidity. The cash reserve balance is reviewed and adjusted on a monthly basis to reflect anticipated decreases in revenues resulting from seasonal fluctuations, declines in revenues resulting from significant events affecting the projected industry revenues, and planned major capital expenditures. We also maintain a $30 million line of credit which may be used to fund acquisition, construction or working capital needs.
     We generated $10.3 million in cash from operating activities during the six months ended June 30, 2006, and $11.2 million during the six months ended June 30, 2005.
     Cash From Investing Activities
     Proceeds received from the disposition of hotels are generally reinvested and used to finance additional hotel property purchases or construction of new hotels. During the six months ended June 30, 2006, we received $11.1 million of cash from the disposition of hotels and related assets which was reinvested into purchases or construction of new hotels.
     Certain of our borrowing arrangements require that we maintain cash reserves for payment of property taxes, insurance and maintenance expenses of our hotels. These restricted funds are for use only at the hotels financed by the respective lender requiring the reserve. As of December 31, 2005, $7.1 million of cash reflected on our balance sheet was classified as restricted, and was not available for other operating purposes. As of June 30, 2006, $3.8 million of cash on our balance sheet was classified as restricted.

     Cash From Financing Activities
     Purchases of hotels and new hotel construction are generally funded with a mix of 35%-40% equity, and 60%-65% debt financing. In some cases, the equity may be initially funded through debt financing for several months until we call for capital from equity subscribers.
     In October 2005, we began a private equity offering exempt from registration requirements pursuant to Section 506 of the Securities Act of 1933. 750 Units of Class A-1 Membership Interests were offered for an aggregate price of $75,000,000. As of June 30, 2006, we had sold 133.25 Units for an aggregate price of $12,457,500. The offering was terminated by the Company Manager on July 31, 2006 as the hotel acquisition market has softened.
     During the six months ended June 30, 2006, we acquired 3 hotels and 6 parcels of land for a total cost of $37.1 million. We sold 3 hotels for an aggregate $11.2 million cash during the six months ended June 30, 2006.
     During the six months ended June 30, 2006, we entered into financing arrangements providing $56 million of cash to the Company. We paid $16.3 million in principal payments on long-term debt, which included making scheduled monthly debt payments and $14.5 million in unscheduled repayment of 3 long-term notes as a result of refinancing. We also received $12.5 million in equity contributions during the six months ended June 30, 2006.
     We entered into agreements securing a $25 million line of credit with First National Bank of Omaha for the purpose of temporarily funding acquisitions and construction of new hotels (“Acquisition Line of Credit”). The Acquisition Line of Credit carries an interest rate at the prime rate for non-real estate secured advances, and at the prime rate less 1/4% for real estate secured advances. The borrowings under the Acquisition Line of Credit are repaid as permanent financing and equity sources for such acquisitions are secured. The amount available under the Acquisition Line of Credit was increased to $30 million in March 2006.
     In addition, we entered into agreements securing a $45 million credit pool with First National Bank of Omaha for the permanent financing of hotels. Each loan from the credit pool is classified as either a Pool One loan or a Pool Two loan. Loans from Pool One pay interest only for a maximum of two years, and carry an interest rate of LIBOR plus 2.65%. Loans from Pool Two are for a term of five years, and principal and interest payments are based upon a twenty-year amortization schedule. The Pool Two loans carry an interest rate ranging from LIBOR plus 2.0% to LIBOR plus 2.5%, depending upon the Company’s most recent financial performance. Under this arrangement, our hotels can be financed in Pool One for up to two years and then be financed in Pool Two for up to five years.
     We have a permanent loan with Lehman Brothers Bank secured by 27 of our hotels. As of June 30, 2006, the principal balance of the loan was $85.6 million. The interest rate is fixed at 5.4% and the loan matures in January 2012. We have a permanent loan with ING Life Insurance and Annuity Company secured by 6 of our hotels. As of June 30, 2006, the outstanding principal balance on this loan was $33.8 million. This loan carries an interest rate of 5.6% and matures January 2025, with options for the lender to call the note beginning in 2012. On June 15, 2006, we secured a $36.6 million permanent loan with ING Life Insurance and Annuity Company, secured by 9 of our hotels. This loan carries an interest rate of 6.1% and matures July 2012. We have a permanent loan with Credit Suisse First Boston Mortgage Capital, LLC secured by 2 of our hotels. As of June 30, 2006, the outstanding principal balance on this loan was $15.2 million. This loan carries an interest rate of 7.5% and matures November 2024. We have also obtained financing with regional banks, or in connection with a hotel acquisition have assumed the financing, for several of our hotels. As of June 30, 2006, 80.4% of our debt on the hotels carried a fixed interest rate, which includes lines of credit.
               Uses of Cash
     Our primary uses of cash are to fund operational expenses, debt service, capital improvements on existing hotels, acquisition or construction of new hotels, and distributions to members. Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members. We anticipate that cash flow from operations will be sufficient to fund these requirements for the foreseeable future. Distributions to members totaled $ 8.8 million during the six months ended June 30, 2006.
     Major capital improvements on existing hotels and the acquisition or construction of new hotels is funded primarily through financing of hotels with commercial lenders and equity contributions. During the six months ended June 30, 2006, we used cash from investing activities in the amount of $45.6 million for hotel and land acquisitions and improvements.
               Additional Information Concerning Sources and Uses of Cash
     We have $0 in outstanding debt maturing during 2006, and have approximately $4.6 million in scheduled principal payments during 2006. Based upon our current level of operations, funds available on our credit pool, and other financing opportunities believed to be available to the Company, management believes that we have sufficient financing sources to meet scheduled maturities, equity distributions, working capital requirements, anticipated capital expenditures, anticipated operational expenses including advertising and marketing, scheduled interest and principal debt payments for the foreseeable future. However, there is no assurance that we will be able to refinance our indebtedness as it becomes due, and if we are able to secure financing, that it will be on favorable terms. In addition, we cannot provide assurance that our business will continue to generate cash flow at or above historical levels or the projected results will be achieved.
     If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our debt or obtain additional financing. Our ability to make scheduled principal payments, to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affect the hotel industry and to general economic, financial, competitive, and other factors beyond our control.
     We have historically made monthly Priority Return distributions to Class A and Class A-1 members and plan to continue to do so in the future. In addition, generally during April, July and October, we distribute excess cash resulting from hotel operations. During the six months ended June 30, 2006, the Company’s average monthly Priority Return distribution was $876,450.

The Company made distributions of excess cash totaling $3,000,000 during the six months ended June 30, 2006. There can be no assurance that we will be able to make the monthly Priority Return or additional distributions in the future. However, based upon current operating conditions, management believes that we will continue such distributions into the foreseeable future.
     Management believes that interest rates will continue to rise. Due to our significant reliance on financing for the acquisition and construction of hotels, continued increases in interest rates may affect our ability to acquire or build hotels which meet our investment objectives. Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at interest rates similar to those on credit facilities currently financing our hotels. In addition, as of June 30, 2006, approximately 19.6% of our indebtedness, including lines of credit, carried variable interest rates which increase as general interest rates rise. Continued increases in interest rates are expected to reduce cash flow from operations.
     Management periodically reviews our hotel investments to determine whether any assets no longer meet our investment standards, are located in markets in which we no longer desire to own hotels, or no longer complement our core business. In such cases we take steps to dispose of such hotels at commercially reasonable prices and terms. We can provide no assurance that we will be able to complete such dispositions in reasonable time frames or upon reasonable terms.
Recent Developments
     Refinance Loans
     During March 2006, we entered into an agreement with ING Investment Management, LLC to refinance the debt on 9 of our hotels. On June 15, 2006, we closed on the loan with a principal amount of $36.6 million. The loan carries an interest rate of 6.1% and matures in July 2012.
     On July 25, 2006 the Company entered into two mortgage loans with M&I Marshall & Ilsley Bank. The loans are for the purpose of refinancing the purchase of real estate and financing the future construction of two hotels located in Bloomington, MN. A loan in the amount of $14.1 million is to finance a 146-room hotel, and a loan in the amount of $10.4 million is to finance a 113-room hotel. The two loans have cross-default provisions and are secured by one mortgage, covering both hotel properties. The interest rate on both notes is a variable rate, at LIBOR plus 255 basis points. Interest is payable monthly, and no principal payments are scheduled. The maturity date of both notes is March 25, 2009.
     Acquisitions and Dispositions
     Since December 31, 2005, we have acquired and disposed of certain properties, and entered into contracts to acquire and dispose of properties. These developments are set forth in the table below.

Location	# Rooms	Franchise	Property Purchased	Status	Closing Date (1)
Ft. Wayne, IN	119	Hampton Inn	Hotel	Purchased	2/1/06
Ft. Wayne, IN	109	Residence Inn	Hotel	Purchased	2/1/06
East Point, GA	152	AmeriSuites(2)	Hotel	Purchased	4/12/06
Jackson, MS (3)	104	Residence Inn	Land	Under Construction	1/26/06
Ft. Collins, CO (3)	120	Hilton Garden Inn	Land	Purchased	3/31/06
Flagstaff, AZ (3)	155	Courtyard by Marriott	Land	Purchased	4/5/06
Ft. Worth, TX (3)	93	Hampton Inn & Suites	Land	Purchased	5/10/06
Denver, CO (3)	123	SpringHill Suites	Land	Purchased	7/19/06
Bloomington, MN (3)	113	Cambria Suites	Land	Purchased	4/21/06
Bloomington, MN (3)	150	Hampton Inn & Suites	Land	Purchased	4/21/06
Boise, ID (4)	119	Cambria Suites	Land	Under Construction
Bradford, PA	48	Comfort Inn	Hotel	Sold	4/7/06
Sioux Falls, SD	77	Baymont Inn	Hotel	Sold	5/4/06
Jackson, MS	94	TownePlace Suites	Hotel	Sold	6/29/06
Baton Rogue, LA (3)	100	Cambria Suites	Land	Purchased	7/11/06

(1)	For properties under contract, the closing date is estimated.

(2)	We intend to convert the AmeriSuites to a Hyatt Place during 2006.

(3)	Number of units and franchise indicate our plans as of June 30, 2006, which are subject to change.

(4)	Land owned by Company prior to December 31, 2005.
     The aggregate purchase and construction cost of the properties described in the above table is $147.4 million. The aggregate sale price of the three properties sold or under contract to be sold is $11.2 million. One of the acquisitions described in the table above was financed through the $36.6 million ING refinance loan discussed in “Refinance Loan” above. Land for one of the Bloomington hotels was financed through the $14.1 million M & I Marshall & Ilsley Bank and land for one of the Bloomington hotels was financed through the $10.4 million M & I Marshall & Ilsley Bank. The other hotels to be acquired or constructed are expected to be financed through loans or from proceeds received from the sale of a hotel. Approximately 35% — 40% of the cost of each of the newly acquired or constructed hotels is expected to be paid by equity contributions.
Commitments and Contingencies
     As of June 30, 2006, the Company has entered into six purchase commitments with contractors to develop hotels in Idaho, Mississippi, Texas, Colorado, and Minnesota for approximately $50 million.

Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that are likely to have a material impact on our assets, liabilities, revenues or operating expenses.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. We use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We do not use any hedge or other instruments to manage interest rate risk.
     As of June 30, 2006, 80.4% of our debt carried fixed interest rates, and 19.6% carried variable interest rates. As our debts mature, the financing arrangements which carry fixed interest rates will become subject to interest rate risk. As of June 30, 2006, our fixed interest rate debt totaled $185.9 million. Our variable interest rate debt totaled $45.3 million as of June 30, 2006, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit. Assuming no increase in the amount of our variable rated debt, if the interest rates on our variable rated debt were to increase by 1.0%, our cash flow would decrease by approximately $453,000 per year.
Item 4. Controls and Procedures
     Our management conducted an evaluation, under the supervision and with the participation of our principal executive and principal financial officers of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive and principal financial officers concluded our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved from time to time in litigation arising in the ordinary course of business, however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial conditions or results of operations. We may be subject to future claims which could cause us to incur significant expenses or damages, including from entities that we have previously acquired. If we acquire or consolidate additional entities in the future, we may assume obligations and liabilities of such entities. We operate in an industry susceptible to personal injury claims and significant personal injury claims could be asserted against us in the future arising out of events not known to us at this time.
Item 1.A. Risk Factors
     The Company’s registration statement on Form 10 filed on or about July 18, 2006 (the “registration statement”) sets forth a number of risk factors and other information which should be carefully considered. In addition to the risks described in the registration statement, we are subject to a number of other risks and uncertainties which we may not be aware of or which we currently deem to be immaterial to our business operations. If any of such risks or other risks occur, our business, financial condition, operating results and cash flows could be adversely affected. Management does not believe that there are new material risk factors in addition to those set forth in the registration statement.
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
October 2005 Offering
     We began a private offering of our Class A-1 membership interests pursuant to a Confidential Private Placement Memorandum dated October 21, 2005. The Class A-1 membership interests were offered privately, pursuant to an exemption under Rule 506 of the Securities Act of 1933. No interests were offered to unaccredited investors, and no sales were made to unaccredited investors. A total of 750 units of Class A-1 membership, for an aggregate offering price of $75,000,000, were offered. We received and accepted subscriptions from 124 holders for 133.25 units with gross proceeds of $13,325,000. There was no particular class of offerees for the Class A-1 Units, and the Units were sold to individuals, entities, and institutional buyers. The offering was closed on July 31, 2006 by the Company Manager.
Item 6. Exhibits
     The following Exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer.

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, LLC

Date: August 21, 2006	By:	/s/ Kerry W. Boekelheide

Kerry W. Boekelheide
Chief Executive Officer and Manager

Date: August 21, 2006	By:	/s/ Christopher D. Bills

Christopher D. Bills
Chief Financial Officer and Manager

EXHIBIT INDEX
31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer.

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.