Form 10-Q
period 2006-09-30
SUMMIT HOTEL PROPERTIES LLC
filed 2006-11-14
CIK 1284609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from            to
Commission File Number: 000-51955
SUMMIT HOTEL PROPERTIES, LLC
(Exact name of registrant as specified in its charter)
South Dakota
(State or other jurisdiction
of incorporation or organization)
20-0617340
(I.R.S. Employer Identification No.)
2701 South Minnesota Avenue, Suite 6
Sioux Falls, SD 57105
(Address of principal executive
offices, including zip code)
(605) 361-9566
(Registrant’s telephone number,
including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of the Exchange Act.
Large accelerated filer ☐   Accelerated Filer ☐   Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

PART I
Item 1. Financial Statements
FINANCIAL INFORMATION
SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	(Unaudited)	(Audited)
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$21,093,118	$7,339,976
Restricted cash	4,004,822	2,288,962
Trade receivables	4,804,554	3,406,756
Prepaid expenses and other	671,984	1,172,480
Assets held for sale	3,110,559	5,151,442

Total current assets	33,685,037	19,359,616

PROPERTY AND EQUIPMENT, NET	321,576,978	288,485,564

OTHER ASSETS
Deferred charges and other assets, net	4,586,327	4,582,014
Restricted cash	801,235	4,850,879

Total other assets	5,387,562	9,432,893

TOTAL ASSETS	$360,649,577	$317,278,073

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$5,222,000	$4,222,000
Lines of credit and notes payable	8,142,115	11,271,788
Accounts payable	1,201,616	997,467
Related party accounts payable	1,007,595	2,264,440
Accrued expenses	8,198,792	7,585,654

Total current liabilities	23,772,118	26,341,349

LONG-TERM DEBT, NET OF CURRENT PORTION	218,204,322	180,668,493

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	(1,394,290)	(1,203,398)

MEMBERS’ EQUITY	120,067,427	111,471,629

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$360,649,577	$317,278,073

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
REVENUES
Room revenues	$32,443,818	$25,439,029	$91,305,143	$64,306,269
Other hotel operations revenues	510,362	426,929	1,503,726	1,126,539

	32,954,180	25,865,958	92,808,869	65,432,808

COSTS AND EXPENSES
Direct hotel operations	9,915,866	7,688,786	28,527,866	19,127,872
Other hotel operating expenses	3,486,421	2,824,435	9,987,362	7,387,102
General, selling and administrative	5,686,597	4,069,500	16,159,892	10,856,701
Repairs and maintenance	2,072,626	1,254,467	7,081,269	3,126,948
Depreciation and amortization	4,077,661	3,192,500	12,243,129	8,406,168

	25,239,171	19,029,688	73,999,518	48,904,791

INCOME FROM OPERATIONS	7,715,009	6,836,270	18,809,351	16,528,017

OTHER INCOME (EXPENSE)
Interest income	307,877	114,154	516,005	212,131
Interest (expense)	(3,505,621)	(2,686,245)	(9,946,107)	(6,931,148)
State income tax refund (expense)	(227,714)	270	(623,553)	(6,920)
(Loss) on disposal of assets	(677,654)	(36,814)	(856,358)	(150,540)

	(4,103,112)	(2,608,635)	(10,910,013)	(6,876,477)

INCOME BEFORE MINORITY INTERESTS	3,611,897	4,227,635	7,899,338	9,651,540

MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED PARTNERSHIP	(135,920)	(134,646)	319,108	152,193

INCOME FROM CONTINUING OPERATIONS	3,747,817	4,362,281	7,580,230	9,499,347

INCOME FROM DISCONTINUED OPERATIONS	168,187	866,477	2,541,190	910,941

NET INCOME	$3,916,004	$5,228,758	$10,121,420	$10,410,288

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$2,518.61	$3,864.59	$6,572.82	$8,355.17

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	1,554.83	1,352.99	1,539.89	1,245.97

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	# of Capital
	Units	Class A	Class A-1	Class B	Class C	Total

BALANCES, JANUARY 1, 2006	1,421.58	$95,596,821	$—	$6,133,132	$9,741,676	$111,471,629

Proceeds from Class A-1 units issued in private placement	133.25	—	12,457,500	—	—	12,457,500

Net Income	—	10,121,420	—	—	—	10,121,420

Distributions to members	—	(10,268,383)	(878,936)	(482,688)	(2,353,115)	(13,983,122)

BALANCES, SEPTEMBER 30, 2006	1,554.83	$95,449,858	$11,578,564	$5,650,444	$7,388,561	$120,067,427

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES
Net income	$10,121,420	$10,410,288
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	11,771,203	8,899,487
Amortization	784,655	166,207
Minority interests in operations of consolidated partnership	319,108	152,193
(Gain) on disposal of assets	(1,264,881)	—
Changes in current assets and liabilities:
Trade receivables	(1,397,798)	(2,773,543)
Prepaid expenses and other	500,496	97,673
Accounts payable	(1,052,696)	397,067
Accrued expenses	613,138	1,975,150

NET CASH FROM OPERATING ACTIVITIES	20,394,645	19,324,522

INVESTING ACTIVITIES
Purchases of hotel properties and other property & equipment	(52,757,870)	(73,575,531)
Proceeds from asset dispositions	11,094,969	—
Restricted cash withdrawals (fundings)	2,333,784	(1,651,176)

NET CASH (USED FOR) INVESTING ACTIVITIES	(39,329,117)	(75,226,707)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	55,960,800	58,544,583
Principal payments on long-term debt	(17,424,972)	(10,974,759)
Financing fees on long-term debt	(682,919)	(516,247)
Net change in notes payable	(3,129,673)	(531,600)
Proceeds from equity contributions	12,457,500	22,178,510
Distributions to members	(13,983,122)	(11,579,778)
Distributions to minority interests	(510,000)	(255,000)

NET CASH FROM FINANCING ACTIVITIES	32,687,614	56,865,709

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,753,142	963,524

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,339,976	13,763,531

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,093,118	$14,727,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$9,993,417	$2,523,915

Cash payments for state income taxes	$1,305,895	$—

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
NOTE 1 — SELECTED SUPPLEMENTARY INFORMATION
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on interim periods. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Registration Statement on Form 10 for the year ended December 31, 2005. In management’s opinion, all adjustments were normal and recurring in nature were made that were necessary for a fair statement of the results for the interim period.
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
Assets Held for Sale
As a part of regular policy, the Company periodically reviews hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.
During 2006, the Company completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes are either non-core or no longer complement the business. As of September 30, 2006, there is one hotel property in Coeur D’Alene, ID that meets the Company’s criteria for held for sale classification.
Assets held for sale at September 30, 2006 and December 31, 2005 are comprised of the following:

	2006	2005
Land	$1,048,864	$947,935
Building	2,048,055	4,208,474
Furniture, fixtures and equipment	322,834	384,505

	3,419,753	5,540,914
Less accumulated depreciation	309,194	389,472

	$3,110,559	$5,151,442

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
Discontinued Operations
The Company has reclassified its condensed consolidated financial statements of operations for the three month and nine month periods ended September 30, 2006 and 2005, and its condensed consolidated balance sheet as of September 30, 2006, as a result of implementing SFAS 144 to reflect discontinued operations of seven consolidated hotel properties sold during this period, or to be sold pursuant to the plan for hotel dispositions. This reclassification has no impact on the Company’s net income or the net income per capital unit. The seven hotel properties are located in Coeur D’Alene, ID; Sioux Falls, SD; Bradford, PA; Sturgeon Bay, WI; Pocatello, ID; Idaho Falls, ID; and Jackson, MS. Three hotel properties in Bradford, PA; Jackson, MS and Sioux Falls, SD were sold for a total of $11,210,000 during the second quarter of 2006. The Coeur D’Alene, ID hotel is scheduled to sell in the first quarter of 2007. In 2005, the Company sold three hotel properties located in Sturgeon Bay, WI; Pocatello, ID; and Idaho Falls, ID for approximately $6,530,000.
Condensed financial information of the results of operations for these hotel properties included in discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
REVENUES	$570,306	$2,398,928	$2,623,685	$5,191,473

COSTS AND EXPENSES
Direct hotel operations	150,700	643,682	836,730	1,624,706
Other hotel operating expenses	43,709	226,044	354,076	695,297
General, selling and administrative	123,477	319,935	472,112	807,599
Repairs and maintenance	9,808	66,373	127,299	355,006
Depreciation and amortization	33,744	219,841	312,729	659,523

	361,438	1,475,875	2,102,946	4,142,131

INCOME FROM OPERATIONS	208,868	923,053	520,739	1,049,342

OTHER INCOME (EXPENSE)
Interest income	5,751	9,821	23,864	40,177
Interest (expense)	(40,158)	(53,562)	(47,310)	(148,370)
State income tax (expense)	(77,342)	(270)	(77,342)	(13,275)
Gain (loss) on disposal of assets	71,068	(12,565)	2,121,239	(16,933)

	(40,681)	(56,576)	2,020,451	(138,401)

INCOME FROM DISCONTINUED OPERATIONS	$168,187	$866,477	$2,541,190	$910,941

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
Acquisitions
The Company applies the principles of SFAS No. 141, “Business Combinations” in accounting for its acquisitions. The Company determines the cost of the acquired property based upon the fair value of assets distributed as consideration and the fair value of liabilities incurred. The cost of the acquired entity includes all direct costs of the business combination whereas indirect and general expenses are expensed as incurred. The Company allocates the cost of the acquired entity to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. To determine fair value of the various components acquired, the Company engages independent valuation consultants and other third-party real-estate appraisals as necessary. The Company allocates the cost of the acquired property based upon the relative fair values of the various components contained in the appraisals. In some cases, the cost of the property acquired may be less than the fair value contained in the appraisals. In these cases, the Company reduces the fair values based upon the relative value of the components of the acquisition. The excess of the cost of the acquisition over the fair value will be assigned to intangible assets if the intangible asset is separable and if it arises from a contractual or other legal right. Any remaining excess of the cost of acquisition over fair values assigned to separable assets is recognized as goodwill. Further, many of the Company’s hotel acquisitions to date have been aggregated which in accordance with SFAS No. 141 has resulted in an aggregated purchase price allocation. Since its inception, the Company’s acquisitions and subsequent purchase price allocations have resulted in no goodwill.
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
SEPTEMBER 30, 2006
During the first quarter of 2006, the Company purchased land in Jackson, MS for $1,050,000 and in Ft. Collins, CO for $1,300,000 and plans to build hotels on the land in 2006.
During the second quarter of 2006, the Company purchased land in Bloomington, MN for $3,315,000, in Ft. Worth, TX for $1,500,000, and in Flagstaff, AZ for $3,353,000 and plans to build hotels on the land in 2006 and 2007.
During the third quarter of 2006, the Company purchased land in Baton Rouge, LA for $1,100,000 and in Denver, CO for $1,075,560 and plans to build hotels on the land in 2006 and 2007.
These purchases were funded with long-term debt of approximately $20,000,000, short-term debt of $3,600,000, approximately $8,600,000 in cash from sale proceeds of liquidated hotels, and members’ equity issuances of $7,000,000.
Accrued Expenses

	2006	2005
Accrued taxes	$4,809,225	$4,309,392
Accrued salaries and benefits	1,129,333	1,523,194
Accrued interest	895,523	536,336
Other accrued expenses	1,364,711	1,216,732

	$8,198,792	$7,585,654

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
Members’ Equity
On October 21, 2005, the Company issued a second private placement memorandum (PPM) for the purpose of acquiring additional investors. The PPM offered up to $75,000,000 of Class A-1 membership units. Summit Real Estate Investments, LLC (“SREI”), a related party, brokered securities related to the PPM for the Company under the terms of the PPM. On January 31, 2006 and February 28, 2006, the Company received capital contributions of $13,200,000 and $125,000, respectively, under the terms of the PPM with the assistance of SREI. This resulted in the Company issuing 133.25 Class A-1 units. The Company received proceeds from the offering (net of expenses) of $12,457,500, which were used to fund the new acquisitions and pay down the existing lines of credit and notes payable. On July 31, 2006, the Company terminated the PPM.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
Subsequent Events
The Company is under contract to purchase two pieces of land located in Jacksonville, FL and San Antonio, TX. If purchased the Company would plan to build two hotels at each location.
On November 1, 2006 we entered into two mortgage loans with ING Investment Management LLC for the purpose of funding the construction of a hotel in Jackson, Mississippi. One loan is in the amount of $6.6 million, carries an interest rate of 6.61%, and matures in 2028. The other loan is in the amount of $2.1 million, carries an interest rate of LIBOR plus 1.8%, adjustable annually, and matures in 2008.
On October 31, 2006, we distributed excess cash in the amount of $6,000,000.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Management believes this Statement will have an immaterial impact on the consolidated financial statements of the Company once adopted.

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
Overview
     Management’s discussion and analysis of financial conditions and results of operations (“MD&A”) discusses our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, investments, plant, property and equipment and intangible assets, income taxes, financing operations, self-insurance claims payable, contingencies, and litigation.
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
     Impairment of Long-Lived Assets
     We consider each individual hotel to be an identifiable component of our business. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we do not consider a hotel as “held for sale” until: it is probable that the sale will be completed within one year; we have initiated an active program to locate a buyer and dispose of the asset; and the potential transaction has been approved by our Board, as may be required. Once a hotel is “held for sale,” the operations related to the hotel will be included in discontinued operations.
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
Results of Operations
     The following discussion presents an analysis of results of our operations for the three and nine months ended September 30, 2006 and 2005.
     Our revenues increased for the three months ending September 30, 2006 compared to the three months ending September 30, 2005, and for the nine months ending September 30, 2006 compared to the nine months ending September 30, 2005, for a number of reasons. First, the continued recovery of the United States economy caused increasing occupancy rates and revenues throughout the hotel industry. Leisure and business travel increased significantly during 2005 and 2006, thus affecting the results of operations at our hotels. Second, we acquired 1 hotel, acquired 1 entity which owned 1 hotel, completed construction of 1 hotel, and disposed of 3 hotels during the period from September 30, 2005 through December 31, 2005, for no change in the number of hotels but an addition of 229 rooms. From January 1, 2006 through September 30, 2006 we acquired 3 hotels and disposed of 3 hotels for no change in the number of hotels, however, there was an increase of 161 rooms. In addition, our financial statements reflect the discontinued operations from 1 hotel with 69 rooms which is expected to be sold in January 2007. These additional 321 rooms caused a substantial increase in revenues, net income, assets and liabilities.
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
     Expenses related to operating our hotels increased as a percentage of revenues for the three months ending September 30, 2006 compared to the three months ending September 30, 2005, and for the nine months ending September 30, 2006 compared to the nine months ending September 30, 2005. The increase in expenses as a percentage of revenues was largely due to remodeling a number of hotels during 2006 which increased repair and maintenance expenses, additional costs for cleaning related to construction, and depreciation.
     As a result of the increased expenses mentioned above, as well as increased state income tax expense and loss on disposal of assets, Income From Continuing Operations and Net Income decreased during the three months ending September 30, 2006 compared to the three months ending September 30, 2005, and for the nine months ending September 30, 2006 compared to the nine months ending September 30, 2005.
Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005
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
     Revenues
     Total revenue for the three months ended September 30, 2006 was $33.0 million, compared to $25.9 million during the three months ended September 30, 2005. This is an increase of 27.4%. The increase was primarily due to the addition of 321 rooms during the period September 30, 2005 through September 30, 2006, and due to the increased RevPAR generated by the Company’s hotels.
     The key indicators for the Company’s hotel performance for the three months ended September 30, 2005 and 2006 are set forth in the following table.

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2006	2005	Increase/(Decrease)
All Company Hotels
RevPAR	$66.46	$59.71	$6.75
Average Daily Rate	$88.79	$82.63	$6.16
Occupancy Rate	74.85%	72.26%	2.59%
     The Company’s hotels obtained an occupancy rate of 74.85% in the three months ended September 30, 2006 compared to 72.26% in the corresponding three months ended September 30, 2005. ADR increased an average of $6.16 at our hotels in the three months ended September 30, 2006 compared to the corresponding three months ended September 30, 2005. The increase in occupancy rate and significant increase in ADR combined to cause an increase in RevPAR of

11.3% to $66.46 for the three months ended September 30, 2006 compared to $59.71 for the corresponding 2005 period.
     Management attributes the success in the increasing occupancy rate, ADR and RevPAR at our hotels to several factors. First, a number of hotels acquired by the Company during 2005 and early 2006 saw significant increases in occupancy and ADR as a result of improved operations, customer service levels, and improved sales efforts. Second, we remodeled several hotels during 2005 and 2006, which attracts guests and allows us to charge higher room rates. Third, our hotel acquisitions have been of hotels with higher amenity levels and in markets which generally are able to generate higher ADRs. Our dispositions have generally been of hotels with lower amenity levels and in markets in which we were not able to charge higher room rates and remain competitive.
     Hotel Operating Expenses
     Our hotel operating expenses totaled $25.2 million for the three months ended September 30, 2006, which was 76.6% of our total revenues, and $19.0 million for the three months ended September 30, 2005, which was 73.6% of our total revenues. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors. The primary reasons for the increase in the percentage of operating expenses to revenues from the three months ended September 30, 2005 compared to the three months ended September 30, 2006 were additional repair and maintenance expense and depreciation related the renovations being done at several of the hotels and also due to additional linen purchases and extra housekeeping wages required during renovations. The Company also experienced some increase in management expense and legal and accounting expense due to the increased compliance requirements and preparation of filings related to registering with the Securities Exchange Commission as a public company.
          Depreciation
     Our depreciation and amortization expenses totaled $4.1 million for the three months ended September 30, 2006, and $3.2 million for the three months ended September 30, 2005. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.
          Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the three months ended September 30, 2006, we reimbursed The Summit Group $857,994 in hotel management and Company Manager expenses, which was 2.6% of our total revenues. In the three months ended September 30, 2005, we reimbursed The Summit Group $650,627 in hotel management and Company Manager expenses, which was 2.5% of our total revenues. The slight increase in the percentage of management expenses to revenues from the three months ended September 30, 2005 compared to the corresponding period of 2006 was due to the employment of additional regional managers, regional sales managers, and revenue management staff.
          Repairs and Maintenance
     We incurred $2.1 million in repair and maintenance expenses for the three months ended September 30, 2006, and $1.3 million in repair and maintenance expenses for the three months ended September 30, 2005. The increase in repair and maintenance expenses during this period was due to the large number of properties acquired in 2005 which were remodeled in late 2005 and 2006, and because several hotels were undergoing their regular improvements as requested by the franchisors. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
     Net Income
     Net Income for the three months ended September 30, 2006 was $3.9 million compared to $5.2 million for the three months ended September 30, 2005. Income From Continuing Operations decreased from $4.4 million for the three months ended September 30, 2005 to $3.7 million for the three months ended September 30, 2006. We generated Earnings Per Unit of $2,519 for the three months ended September 30, 2006 and $3,865 for the three months ended September 30, 2005. The decrease in Net Income and Income From Continuing Operations from the three months ended September 30, 2005 compared to the three months ended September 30, 2006 was due to the increased expenses related to renovations at our hotels, increased expenses resulting from registering as a public company, as well as increased state income tax expense and loss on disposal of assets. The decrease in Earnings Per Unit from the three months ended September 30, 2005 compared to the three months ended September 30, 2006 was due to the decrease in Net Income and from the increase in the Weighted Average Number of Units Outstanding from 1,352.99 Units for the three months ended September 30, 2005 to 1,554.83 Units for the three months ended September 30, 2006.
Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005
Continuing Operations
     Revenues
     For the nine months ended September 30, 2006, we generated $92.8 million of revenues, compared to $65.4 million during the nine months ended September 30, 2005. This is an increase of 41.8%. The increase in revenues was primarily due to the addition of 321 rooms during the period beginning September 30, 2005 through September 30, 2006 and due to an increase in RevPAR generated by the Company’s hotels.

     The key indicators for the Company’s hotel performance for the nine months ended September 30, 2005 and 2006 are set forth in the following table.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2005	Increase
All Company Hotels
RevPAR	$63.29	$55.68	$7.61
Average Daily Rate	$88.30	$79.22	$9.08
Occupancy Rate	71.68%	70.28%	1.4%
     The occupancy rate increased from 70.28% to 71.68% for the nine months ended September 30, 2005 to the nine months ended September 30, 2006. The ADR increased from $79.22 to $88.30 for the nine months ended September 30, 2005 to the nine months ended September 30, 2006. Our RevPAR increased by 13.7%, from $55.68 to $63.29 for the nine months ended September 30, 2005 to the nine months ended September 30, 2006.
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
     Hotel Operating Expenses
     Our hotel operating expenses totaled $74.0 million for the nine months ended September 30, 2006, which was 79.7% of our total revenues, and $48.9 million for the nine months ended September 30, 2005, which was 74.7% of our total revenues. The primary reasons for the increase in the percentage of operating expenses to revenues for the first nine months of 2005 compared to the first nine months of 2006 were additional repair and maintenance expense and depreciation related the renovations being done at several of the hotels, and due to additional linen purchases and extra housekeeping wages required during renovations. The Company also experienced some increase in management expense and legal and accounting expense due to the increased compliance requirements and preparation of filings related to registering with the Securities Exchange Commission as a public company.
          Depreciation
     Our depreciation and amortization expenses totaled $12.2 million for the nine months ended September 30, 2006, and $8.4 million for the nine months ended September 30, 2005. Depreciation expenses increased as a result of the acquisition of hotels, and improvements to several hotels under renovation during the period beginning September 30, 2005 through September 30, 2006.
          Management Expense
     During the nine months ended September 30, 2006, we reimbursed The Summit Group $2,703,059 in hotel management and Company Manager expenses, which was 2.9% of our total revenues. In the nine months ended September 30, 2005, we reimbursed The Summit Group $1,815,822 in hotel management and Company Manager expenses, which was 2.8% of our total revenues. The slight increase in the percentage of management expense to revenues from the first nine months of 2005 compared to the first nine months of 2006 is due to the employment of additional regional managers, regional sales managers, and revenue management staff.
          Repairs and Maintenance
     We incurred $7.1 million in repair and maintenance expenses for the nine months ended September 30, 2006, and $3.1 million in repair and maintenance expenses for the nine months ended September 30, 2005. The increase in repair and maintenance expenses during 2006 is due to the large number of properties acquired in 2005 which were remodeled in late 2005 and early 2006, and because several hotels were undergoing their regular improvements as requested by the franchisors. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
     Net Income
     Net Income for the nine months ended September 30, 2006 was $10.1 million compared to $10.4 million for the nine months ended September 30, 2005. Income From Continuing Operations decreased from $9.5 million for the nine months ended September 30, 2005 to $7.6 million for the nine months ended September 30, 2006. We generated Earnings Per Unit of $6,573 for the nine months ended September 30, 2006 and $8,355 for the nine months ended September 30, 2005. The decrease in Net Income and Income From Continuing Operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2006 was related to renovations at our hotels, increased expenses resulting from registering as a public company, as well as increased state income tax expense and loss on disposal of assets. The decrease in Earnings Per Unit for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was due to the slight decrease in Net Income and to an increase in the Weighted Average Number of Units Outstanding from 1,245.97 Units for the nine months ended September 30, 2005 to 1,539.89 Units for the nine months ended September 30, 2006.
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
     We generated $20.4 million in cash from operating activities during the nine months ended September 30, 2006, and $19.3 million during the nine months ended September 30, 2005.
     Cash From Investing Activities
     Proceeds received from the disposition of hotels are generally reinvested and used to finance additional hotel property purchases or construction of new hotels. During the nine months ended September 30, 2006, we received $11.1 million of net cash proceeds from the disposition of hotels and related assets which was reinvested into purchases or construction of new hotels.
     During the nine months ended September 30, 2006, we acquired 3 hotels and 8 parcels of land for a total cost of $39.3 million.
     Certain of our borrowing arrangements require that we maintain cash reserves for payment of property taxes, insurance and maintenance expenses of our hotels. These restricted funds are for use only at the hotels financed by the respective lender requiring the reserve. As of December 31, 2005, $7.1 million of cash reflected on our balance sheet was classified as restricted, and was not available for other operating purposes. As of September 30, 2006, $4.8 million of cash on our balance sheet was classified as restricted, providing a net cash inflow of $2.3 million.
     Cash From Financing Activities
     Purchases of hotels and new hotel construction are generally funded with a mix of 35%-40% equity, and 60%-65% debt financing. In some cases, the equity may be initially funded through debt financing for several months until we call for capital from equity subscribers.
     In October 2005, we began a private equity offering exempt from registration requirements pursuant to Section 506 of the Securities Act of 1933. 750 Units of Class A-1 Membership Interests were offered for an aggregate price of $75,000,000. The offering was terminated by the Company

Manager on July 31, 2006 due to the lack of acquisition targets meeting the Company’s criteria for purchase. A total of 133.25 Units were sold for aggregate net proceeds of $12,457,500.
     During the nine months ended September 30, 2006, we entered into financing arrangements providing $56 million of cash to the Company. We paid $17.4 million in principal payments on long-term debt, which included making scheduled monthly debt payments as well as $14.5 million in unscheduled repayment of 3 long-term notes as a result of refinancing.
     In July 2004 we entered into agreements securing a $25 million line of credit with First National Bank of Omaha for the purpose of temporarily funding acquisitions and construction of new hotels (“Acquisition Line of Credit”). The Acquisition Line of Credit carries an interest rate at the prime rate for non-real estate secured advances, and at the prime rate less 1/4% for real estate secured advances. The borrowings under the Acquisition Line of Credit are repaid as permanent financing and equity sources for such acquisitions are secured. The amount available under the Acquisition Line of Credit was increased to $30 million in March 2006. The outstanding balance on the Acquisition Line of Credit as of September 30, 2006 was $3.6 million.
     In addition, in June 2005 we entered into agreements securing a $45 million credit pool with First National Bank of Omaha for the permanent financing of hotels. Each loan from the credit pool is classified as either a Pool One loan or a Pool Two loan. Loans from Pool One pay interest only for a maximum of two years, and carry an interest rate of LIBOR plus 2.65%. Loans from Pool Two are for a term of five years, and principal and interest payments are based upon a twenty-year amortization schedule. The Pool Two loans carry an interest rate ranging from LIBOR plus 2.0% to LIBOR plus 2.5%, depending upon the Company’s most recent financial performance. Under this arrangement, our hotels can be financed in Pool One for up to two years and then be financed in Pool Two for up to five years. The outstanding balance on the Credit Pool as of September 30, 2006 was $22.5 million.
     We have a permanent loan with Lehman Brothers Bank secured by 27 of our hotels. As of September 30, 2006, the principal balance of the loan was $85.2 million. The interest rate is fixed at 5.4% and the loan matures in January 2012. We have a permanent loan with ING Life Insurance and Annuity Company secured by 6 of our hotels. As of September 30, 2006, the outstanding principal balance on this loan was $33.5 million. This loan carries an interest rate of 5.6% and matures January 2025, with options for the lender to call the note beginning in 2012.
     On June 15, 2006, we secured a $36.6 million permanent loan with ING Life Insurance and Annuity Company, secured by 9 of our hotels. This loan carries an interest rate of 6.1% and matures July 2012. As of September 30, 2006, the principal balance of the loan was $36.4 million.
     We have a permanent loan with Credit Suisse First Boston Mortgage Capital, LLC secured by 2 of our hotels. As of September 30, 2006, the outstanding principal balance on this loan was $15.1 million. This loan carries an interest rate of 7.5% and matures November 2024.
     We secured two construction/semi-permanent loans from M&I Marshall & Ilsley Bank to finance the construction of two hotels in Bloomington, Minnesota. The maximum principal available under the loans is $24.5 million. The interest rate is variable, at LIBOR plus 2.55%. Both notes mature in March 2009. We have also obtained financing with regional banks, or in connection with a hotel acquisition have assumed the financing, for several of our hotels. As of September 30, 2006, 81.1% of our debt on the hotels carried a fixed interest rate, which includes outstanding balances on lines of credit.
          Uses of Cash
     Our primary uses of cash are to fund operational expenses, debt service, capital improvements on existing hotels, acquisition or construction of new hotels, and distributions to members. Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members. We anticipate that cash flow from operations will be sufficient to fund these requirements for the foreseeable future. Distributions to members totaled $ 14.0 million and $11.6 million during the nine months ended September 30, 2006 and 2005, respectively.
     Major capital improvements on existing hotels and the acquisition or construction of new hotels is funded primarily through financing of hotels with commercial lenders and equity contributions. During the nine months ended September 30, 2006 and 2005, we used cash from investing activities in the amount of $52.8 million and $73.6 million, respectively, for hotel and land acquisitions and improvements.
          Additional Information Concerning Sources and Uses of Cash
     We have $0 in outstanding debt maturing during 2006, and have approximately $5.2 million in scheduled principal payments during 2006. Based upon our current level of operations, funds available on our credit pool, and other financing opportunities believed to be available to the Company, management believes that we have sufficient financing sources to meet scheduled maturities, equity distributions, working capital requirements, anticipated capital expenditures, anticipated operational expenses including advertising and marketing, scheduled interest and principal debt payments for the foreseeable future. However, there is no assurance that we will be able to refinance our indebtedness as it becomes due, and if we are able to secure financing, that it will be on favorable terms. In addition, we cannot provide assurance that our business will continue to generate cash flow at or above historical levels or the projected results will be achieved.
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
     We have historically made monthly Priority Return distributions to Class A and Class A-1 members and plan to continue to do so in the future. In addition, generally during April, July and October, we distribute excess cash resulting from hotel operations. During the nine months ended September 30, 2006 and 2005, the Company’s average monthly Priority Return distribution was $888,125 and $648,309, respectively. The Company made distributions of excess cash totaling $5,990,000 during the nine months ended September 30, 2006, compared to distributions of $5,745,000 during the nine months ended September 30, 2005. The Company also made distributions to minority interests in the amount of $510,000 during the nine months ended September 30, 2006, and $255,000 during the nine months ended September 30, 2005. The Company was able to increase total distributions despite the decrease in Net Income because a portion of the decrease in Net Income was due to increases in non-cash expenses such as depreciation and loss on disposal of assets. There can be no assurance that we will be able to make the monthly Priority Return or additional distributions in the future. However, based upon current operating conditions, management believes that we will continue such distributions into the foreseeable future.
     Management believes that interest rates will continue to rise. Due to our significant reliance on financing for the acquisition and construction of hotels, continued increases in interest rates may affect our ability to acquire or build hotels which meet our investment objectives. Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at interest rates similar to those on credit facilities currently financing our hotels. In addition, as of September 30, 2006, approximately 18.9% of our indebtedness, including outstanding balances on lines of credit, carried variable interest rates which increase as general interest rates rise. Continued increases in interest rates are expected to reduce cash flow from operations.
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
     Recent Loan Transactions
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
     On November 1, 2006 we entered into two mortgage loans with ING Investment Management, LLC for the purpose of funding the construction of a hotel in Jackson, Mississippi. One loan is in the amount of $6.6 million, carries an interest rate of 6.61%, and matures in 2028.

The lender retains the right to call the note every five years beginning in 2013. The other loan is in the amount of $2.1 million, carries an interest rate of LIBOR plus 1.8%, adjustable annually, and matures in 2008. Both notes are secured by a first mortgage on a hotel to be constructed in Jackson, Mississippi, as well as second mortgages on five hotels previously financed by ING.
     Acquisitions and Dispositions
     Since December 31, 2005, we have acquired and disposed of certain properties, and entered into contracts to acquire and dispose of properties. These developments are set forth in the table below.

Location	# Rooms	Franchise	Property Purchased	Status	Closing Date (1)
Ft. Wayne, IN	119	Hampton Inn	Hotel	Purchased	2/1/06
Ft. Wayne, IN	109	Residence Inn	Hotel	Purchased	2/1/06
East Point, GA	152	AmeriSuites(2)	Hotel	Purchased	4/12/06
Jackson, MS (3)	104	Residence Inn	Land	Under Construction	1/26/06
Ft. Collins, CO (3)	120	Hilton Garden Inn	Land	Under Construction	3/31/06
Flagstaff, AZ (3)	155	Courtyard by Marriott	Land	Purchased	4/5/06
Ft. Worth, TX (3)	93	Hampton Inn & Suites	Land	Under Construction	5/10/06
Denver, CO (3)	123	SpringHill Suites	Land	Purchased	7/19/06
Bloomington, MN (3)	113	Cambria Suites	Land	Under Construction	4/21/06
Bloomington, MN (3)	150	Hampton Inn & Suites	Land	Under Construction	4/21/06
Boise, ID (4)	119	Cambria Suites	Land	Under Construction
Bradford, PA	48	Comfort Inn	Hotel	Sold	4/7/06
Sioux Falls, SD	77	Baymont Inn	Hotel	Sold	5/4/06
Jackson, MS	94	TownePlace Suites	Hotel	Sold	6/29/06
Baton Rogue, LA (3)	127	Cambria Suites	Land	Purchased	7/11/06
Coeur d’Alene, ID	69	Fairfield Inn	Hotel	Under Contract to Sell	1/15/07
San Antonio, TX(3)	120	Cambria Suites	Land	Under Contract	12/29/06
San Antonio, TX(3)	120	TBA	Land	Under Contract	12/29/06
Jacksonville, FL(3)	136	Aloft	Land	Under Contract	11/29/06
Jacksonville, FL(3)	130	TBA	Land	Under Contract	11/29/06

(1)	For properties under contract, the closing date is estimated.

(2)	We intend to convert the AmeriSuites to a Hyatt Place during 2006.

(3)	Number of units and franchise indicate our plans as of September 30, 2006, which are subject to change.

(4)	Land owned by Company prior to December 31, 2005.
     The aggregate purchase and construction cost of the properties described in the above table is estimated to be $151 million. The aggregate sale price of the four properties sold or under contract to be sold is $16.5 million. One of the acquisitions described in the table above was financed through the $36.6 million ING refinance loan discussed in “Refinance Loan” above. Land for one of the Bloomington hotels was financed through the $14.1 million M & I Marshall & Ilsley Bank loan and land for one of the Bloomington hotels was financed through the $10.4 million M & I Marshall & Ilsley Bank loan. The land acquisition in Jackson, MS was financed through the $6.6 million and $2.1 million ING loans. The other hotels to be acquired or constructed are expected to be financed through loans or from proceeds received from the sale of a hotel. Approximately 35% — 40% of the cost of each of the newly acquired or constructed hotels is expected to be paid by equity contributions.
Commitments and Contingencies
     As of September 30, 2006, the Company has entered into construction contracts to develop and build 7 hotels in Idaho, Mississippi, Texas, Colorado, and Minnesota for approximately $56 million.
     The Company has entered into agreements to purchase real estate in Jacksonville, Florida and San Antonio, Texas, with an aggregate purchase price of $10.3 million. The Company intends to build two hotels on each parcel of land purchased.
     The Company has entered into an agreement to sell the Fairfield Inn hotel located in Coeur d’Alene, Idaho to a third party for a price of $4.3 million. The closing is scheduled for January 15, 2007.
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
     As of September 30, 2006, 81.1% of our debt carried fixed interest rates, and 18.9% carried variable interest rates. As our debts mature, the financing arrangements which carry fixed interest rates will become subject to interest rate risk. As of September 30, 2006, our fixed interest rate debt totaled $187.8 million. Our variable interest rate debt totaled $43.8 million as of September 30, 2006, which included amounts outstanding under our lines of credit and construction loans, and not the total available under the lines of credit and construction loans. Assuming no increase in the amount of our variable rated debt, if the interest rates on our variable rated debt were to increase by 1.0%, our cash flow would decrease by approximately $438,000 per year.

Item 4. Controls and Procedures
     Our management conducted an evaluation, under the supervision and with the participation of our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive and principal financial officers concluded our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
October 2005 Offering
     We began a private offering of our Class A-1 membership interests pursuant to a Confidential Private Placement Memorandum dated October 21, 2005. The Class A-1 membership interests were offered privately, pursuant to an exemption under Rule 506 of the

Securities Act of 1933. No interests were offered to unaccredited investors, and no sales were made to unaccredited investors. A total of 750 units of Class A-1 membership, for an aggregate offering price of $75,000,000, were offered. We received and accepted subscriptions from 124 holders for 133.25 units with gross proceeds of $13,325,000. There was no particular class of offerees for the Class A-1 Units, and the Units were sold to individuals, entities, and institutional buyers. The offering was closed on July 31, 2006 by the Company Manager due to a lack of acquisition targets meeting the Company’s criteria for purchase resulting in fewer existing hotel acquisitions than anticipated by the Company Manager.
Item 6. Exhibits
     The following Exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit
10.1	Loan Agreement between Summit Hotel Properties, LLC and M&I Marshall & Ilsley Bank for loan in the amount of $14,080,000.00, dated July 25, 2006.

10.2	Loan Agreement between Summit Hotel Properties, LLC and M&I Marshall & Ilsley Bank for loan in the amount of $10,400,000.00, dated July 25, 2006.

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer.

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, LLC
Date: November 14, 2006	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Chief Executive Officer and Manager

Date: November 14, 2006	By:	/s/ Christopher D. Bills
Christopher D. Bills
Chief Financial Officer and Manager

EXHIBIT INDEX
10.1	Loan Agreement between Summit Hotel Properties, LLC and M&I Marshall & Ilsley Bank for loan in the amount of $14,080,000.00, dated July 25, 2006.

10.2	Loan Agreement between Summit Hotel Properties, LLC and M&I Marshall & Ilsley Bank for loan in the amount of $10,400,000.00, dated July 25, 2006.

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer.

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.