Form 10-K
period 2006-12-31
SUMMIT HOTEL PROPERTIES LLC
filed 2007-03-30
CIK 1284609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(D) of The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
or

☐	Transition Report Pursuant to Section 13 Or 15(D) of The Securities Exchange Act of 1934
For the Transition Period From                     to
Commission File Number: 000-51955
SUMMIT HOTEL PROPERTIES, LLC
(Exact name of registrant as specified in its charter)

South Dakota	20-0617340
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
2701 South Minnesota Avenue, Suite 6
Sioux Falls, SD 57105
(Address of principal executive offices, including zip code)
(605) 361-9566
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Class A Membership Interests, no par value (“Class A Interests”) of Summit Hotel Properties, LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes       ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes       ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated Filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There is no established trading market for the registrant’s membership interests.
The number of Class A Membership Units outstanding as of March 29, 2007, was 1,166.62 and the number of Class A-1 Membership Units outstanding as of March 29, 2007, was 133.25.

PART I
ITEM 1. BUSINESS
General
     We are a leading developer, owner and manager of limited-service and select-service hotels located throughout the United States. As of December 31, 2006, we owned 60 hotels in 20 states. With one exception, each hotel is franchised with a nationally-recognized hotel brand. Our hotels are typically located in mid-sized markets with a variety of hotel demand generators, such as tourist attractions, business headquarters, and convention centers. We anticipate building and acquiring additional hotels in the future, as well as selling hotels which no longer meet our strategic goals. Limited-service hotels are those which do not offer a restaurant or bar. Select-service hotels have a small lounge, offer a cooked-to-order breakfast or breakfast buffet, and may offer a light lunch or dinner menu.
     Our revenues and earnings are derived from hotel operations of our owned hotels. Our hotels are geographically diversified throughout the United States to prevent concentration of revenues and earnings in any one hotel market, and to smooth seasonal fluctuations in revenues experienced in many hotel markets.
     We focus on developing and acquiring hotels at prices which will maximize investor value over the long run. We have capitalized on our strategy of continuing to buy or build hotels during bearish periods in the national hotel business cycle. This permits us to take advantage of low purchase prices and stabilize the acquired properties prior to the next up-swing in the national hotel market so that the hotels are able to realize their full financial potential. During 2006, we focused more heavily than during the previous several years on constructing new hotels, instead of acquiring existing hotels. The increased focus on construction is due to shifts in the hotel markets causing existing hotels to be priced at levels that do not fit our standards for potential profitability and investor returns.
     An affiliate, The Summit Group, Inc. (“The Summit Group”), currently provides a number of services for our hotels, including: location of acquisition targets and construction sites, development of construction sites, construction supervision, and hotel operations management. It is possible that in the future the Board may consider hiring an unaffiliated hotel management company to manage any or all of our hotels. However, this is not currently expected by the Board.
     Our principal executive offices are located at 2701 South Minnesota Avenue, Suite 6, Sioux Falls, South Dakota, 57105, and our telephone number is (605) 361-9566.
General Development of Business
     Summit Hotel Properties, LLC, a South Dakota limited liability company, was formed on January 8, 2004. On February 13, 2004, we acquired from a third party 7 hotels located in the southeastern United States. On March 31, 2004, we acquired 41 hotels from 27 affiliated companies (“Acquisition”). Our predecessors had been building, buying, operating and selling hotels since 1991.
     Each of the acquired entities was formed since 1991. Prior to the Acquisition, each of the acquired entities owned from one to seven limited-service hotels located throughout the United States. Each of the hotels was managed by The Summit Group.
     The entities that took part in the Acquisition consisted of 3 corporations, 6 limited liability companies, and 18 limited partnerships. Each of these entities was directly or indirectly owned in part, and controlled by, The Summit Group or its principals. Typically, The Summit Group or its principals were the managing members of the limited liability companies and the general partners of the limited partnerships. Upon the consummation of the Acquisition, The Summit Group’s interests were exchanged for Class C membership interests in the Company.
     In addition to The Summit Group or its principals, each of the acquired entities was owned by unaffiliated investors. These investors typically held limited partnership or non-controlling membership interests in the acquired entities. These non-controlling ownership interests were exchanged for Class A membership interests in the Company.
     Prior to the Acquisition, several employees and other parties were granted non-voting ownership interests in several of the acquired entities. At the time of Acquisition, these non-voting interests were exchanged for Class B membership interests in the Company.
Class A and Class A-1 Membership Interests
     Except for the issuance of Class B and Class C membership interests discussed above, from the inception of the Company through October 2005, the Company offered only Class A membership interests to equity investors. The Company first offered Class A-1 membership interests to equity investors pursuant to a private offering that began in October 2005 and ended in July 2006. The Company may make future offerings of Class A or Class A-1 membership interests, but anticipates that any future offerings will be of Class A-1 membership interests.
Wholly-Owned Subsidiaries
     Several of our lenders require that the borrowing entity be a bankruptcy-remote, special purpose entity. Therefore, as of December 31, 2006, five limited liability companies had been formed to own between one and twenty-seven of the Company’s hotels. These include Summit Hospitality I, LLC, Summit Hospitality II, LLC, Summit Hospitality III, LLC and Summit Hospitality IV, LLC, each of which is formed under the laws of Delaware. Each of these entities is wholly-owned by the Company. They are each managed by a board of managers comprised of Kerry W. Boekelheide, our CEO and Manager, Christopher D. Bills, our CFO and Manager, and two independent managers. The independent managers are entitled to vote only upon the Company’s decision to file bankruptcy or initiate other insolvency proceedings. The two independent managers have no voting authority or managerial control except in these limited circumstances. In addition, The Summit Group of Detroit, Michigan, LLC is a wholly-owned subsidiary. It is formed under the laws of the State of South Dakota and is managed by the

Company. All assets, liabilities, expenses and revenues of these wholly-owned subsidiaries are reflected on our financial statements.
Summit Group of Scottsdale, Arizona
     We own a 49% Class A membership interest in Summit Group of Scottsdale, Arizona, LLC, which owns two hotels located in Scottsdale, Arizona (“Summit of Scottsdale”). All assets, liabilities, expenses and revenues of Summit of Scottsdale have been included in our financial statements. For additional information, please see Item 8. Financial Statements and Supplementary Data – Note 1 to Consolidated Financial Statements.
Material Acquisitions and Dispositions
     From January 1, 2006 through December 31, 2006, the Company acquired 3 hotels and completed construction of no new hotels. A total of 380 guestrooms were added to our portfolio as a result of the acquisitions during 2006. These hotels were acquired for a total cost of $26,577,000. The new hotels are located in Indiana (2) and Georgia. During this period we sold 3 hotels with a total of 219 guestrooms, located in Mississippi, Pennsylvania and South Dakota, for a total price of $11,210,000.
     The Company acquired 8 parcels of land from January 1, 2006 through December 31, 2006. The Company started construction of 5 hotels and anticipates beginning construction during 2007 of 6 hotels, for a total of 1,360 new guest rooms.
Financial Information About Segments
     100% of our revenues are derived from rental of guestrooms at our hotels and related services. Related services include: telephone usage fees to guests, hotel meeting room rentals, restaurant and lounge receipts, hotel laundry and valet services, concessions, and other sources directly associated with the renting of guestrooms. The rental of guest rooms generated $47,886,891, or 98.4%, of our consolidated gross revenues in 2004. Related services generated $760,922, or 1.6%, of our consolidated gross revenues in 2004. The rental of guest rooms generated $91,001,053, or 98.3%, of our consolidated gross revenues in 2005. Related services generated $1,528,413, or 1.7%, of our consolidated gross revenues in 2005. The rental of guest rooms generated $119,528,660, or 98.4%, of our consolidated gross revenues in 2006. Related services generated $1,998,370, or 1.6%, of our consolidated gross revenues in 2006. For additional financial information, see Item 8. Financial Statements and Supplementary Data.
Narrative Description of Business
     As of December 31, 2006, we owned and operated 55 limited-service hotels and 5 select-service hotels, all located throughout the continental United States. We intend to continue to build and acquire limited- and select-service hotels.
     We strive to build or purchase hotels in markets that have several sources of hotel users, including corporate and business, leisure, and government travelers. Corporate, business, and government travelers typically occupy hotels Sunday through Thursday nights. Leisure travelers generally occupy hotels Friday and Saturday nights. Therefore, we desire to have a mix of travelers at our hotels.
Franchises
     With one exception, each of our hotels is operated pursuant to a franchise agreement with a nationally-recognized hotel franchisor. The franchisors include:
-	Marriott International (Courtyard by Marriott, Residence Inn, Fairfield Inn, TownePlace Suites, SpringHill Suites)

-	Hilton Hotels (Hampton Inn, Hampton Inn & Suites, Homewood Suites, Hilton Garden Inn)

-	Starwood Hotels (aloft and element)

-	InterContinental Hotels Group (Holiday Inn Express, Holiday Inn Express & Suites)

-	Choice Hotels (Comfort Inn, Comfort Suites, Comfort Inn & Suites, Cambria Suites)

-	Carlson Companies (Country Inn & Suites)

-	Hyatt Global Hotels (Hyatt Place, AmeriSuites, Hawthorn Suites)
     Each franchisor sets strict standards concerning the exterior and interior appearance of the hotel, amenities offered to guests, and service quality. Each franchisor monitors guest complaints, and periodically inspects its franchised hotels. Upon receipt of notice from a franchisor that a hotel is not in compliance with the franchise standards, the hotel implements a plan to remedy the deficiency. As of December 31, 2006, we had received notice that 1 of our hotels was not in compliance with franchise standards as the periodic required remodeling had not yet been completed. As of March 29, 2007, we have implemented plans to correct the noted deficiencies, have nearly completed the required remodeling, and the franchise default has been cured.
     Typically, franchise agreements are effective for 10 to 20 years, depending on the agreement. We had no franchise agreements expire in 2006, and have none expiring in 2007 or 2008.
Hotel Management
     Pursuant to a Hotel Management Agreement (the “Agreement”), each of our hotels is managed by The Summit Group, the Class C Member and Company Manager. Included among its duties as the hotel manager, The Summit Group hires and supervises hotel managers; organizes and supervises advertising and promotional programs; oversees the selection and purchase of all necessary hotel supplies, as well as replacement furniture, fixtures, and equipment; implements office and bookkeeping systems and procedures; monitors and adjusts room rates; directs promotional activities of our hotels; directs the maintenance activities; and supervises the engagement or selection of all vendors, suppliers, and independent contractors. The Summit Group is also responsible for performing all bookkeeping and administrative duties in connection with the hotels.
     The Summit Group, as our hotel manager, is entitled to reimbursement of its expenses for the management of our hotels, including salaries and benefits of The Summit Group employees, provided such reimbursement, together with reimbursements in its capacity as Company Manager, but not including development expenses, do not exceed 4.5% of the gross revenues of the hotels in any given year. Expenses that are not related to hotel management and would normally be paid directly by a hotel, such as bookkeeping, accounting, and legal expenses, are not included in the 4.5% cap. During 2006, The Summit Group’s reimbursement for hotel management services plus its responsibilities as Company Manager totaled 3.3% of hotel revenues. See “Corporate Operations” below for a description of The Summit Group’s responsibilities as Company Manager.
     The Agreement provides that we will indemnify The Summit Group against liabilities and losses arising out of the management of our hotels, subject to the limitation that it will not be indemnified for any losses which are caused by its fraud or misconduct. The Summit Group cannot be removed, or the Agreement terminated, except for cause as specified in the Agreement.
     For its services as hotel manager, The Summit Group does not receive independent consideration in addition to the reimbursement of expenses discussed above. Due to its position as Company Manager, The Summit Group owns all Class C Interests as well as a portion of the Class B Interests in the Company and receives distributions related to such ownership. In 2006, distributions from The Summit Group’s Class B and Class C Interests totaled $6,413,466.
Competitive Strengths
     Management Structure.
     We believe the key ingredient of a successful operation is an effective management structure. The Summit Group’s management structure is designed to maximize the profit potential of acquired or developed hotels. There are two Directors of Operations who oversee all operational activities at the hotels and supervise the regional managers who assist the general managers in their regions to maximize sales and profits while operating the hotels with a high degree of quality and guest satisfaction. The Summit Group’s regional managers are responsible for twelve or fewer hotels, which allows them to dedicate the time necessary to direct and guide the hotel general managers. The Summit Group’s regional managers’ essential functions consist of the following:
-	overseeing hotel sales efforts and strategies, including revenue management

-	overseeing hotel general managers to ensure properties perform in a cost-effective manner while providing quality guest service

-	ensuring the physical condition of properties meets The Summit Group’s high standards and initiating necessary improvements

-	developing and managing budgets of assigned properties, controlling expenses effectively

     Direct Sales.
     The Summit Group considers itself one of the leading direct sales organizations in the lodging industry. Its regional managers, general managers, and sales managers are charged with a mission of generating new business through proactive sales efforts. Many hotels do not employ a direct sales effort and instead expect franchise reservations systems and signage to produce high occupancy rates. The Summit Group feels that it outperforms the limited service lodging industry largely due to its direct sales approach. We also employ two revenue managers who work full time assisting hotel general managers to structure room rate plans to achieve optimum revenues.
     The tables below illustrate the performance of our hotels as compared to the averages for the limited-service lodging industry.

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2006	Increase	2005	Increase	2004[1]
All Company Hotels
RevPAR[2]	$61.77	$6.52	$55.25	$8.52	$46.73
Average Daily Rate	$88.58	$8.66	$79.92	$7.24	$72.68
Occupancy Rate	69.74%	0.61%	69.13%	4.84%	64.29%

Industry[3]
RevPAR	$54.20	$4.62	$49.58	$4.13	$45.45
Average Daily Rate	$81.73	$6.21	$75.52	$4.62	$70.90
Occupancy Rate	66.30%	0.60%	65.70%	1.6%	64.10%

(1)	Measures are for the period January 1, 2004 through December 31, 2004 and include results from hotels while owned by our predecessors.

(2)	RevPAR means “Revenue Per Available Room” and is a common indicator used by the hotel industry to track and compare financial performance of hotels. It is calculated by multiplying a hotel’s occupancy rate by its average daily rate.

(3)	Source: Smith Travel Research Lodging Review, for years ended December 2004, December 2005 and December 2006. The industry data shown is for the Mid-scale Without Food and Beverage category of hotels. These generally include mid-level, franchised hotels, which serve continental breakfasts but do not have lounges or restaurants. These are of the same class as the majority of the Company’s hotels.
     Capital Structure.
     We have historically used equity to fund 35% — 40% of each hotel project. This strategy has helped our predecessors to survive prior industry downturns while continuing to make distributions to investors, and makes it likely that our hotels can survive a future downturn in the industry because the hotels are not highly leveraged. Highly leveraged and inefficient operators are often forced to sell during a downturn if hotel cash flow becomes insufficient to service debt.
     However, in March 2007, we entered into a loan agreement with Fortress Credit Corp. in the amount of $99.7 million which will be used for the purpose of financing, in the short-term, the equity portion of hotel acquisitions and construction. Newly-constructed hotels do not generate positive cash flows for an average of 36 months from the start of construction. Thus, if investor equity is used to finance construction, these funds do not generate a return for an average of 36 months. The Company is beginning the construction of a large number of hotels. We believe that if investor equity was used to fund a portion of this construction, it would significantly depress the returns to all of our investors. Consequently, we have determined to finance the equity portion of these new construction projects for a period of 3 to 5 years. Despite financing the equity portion of the new construction projects, we will maintain a loan-to-value ratio of under 70% across our entire portfolio, including the hotels under construction.
Policy on Sale of Hotels
     We review our hotels approximately twice per year to determine if any significant changes to area markets have occurred or are anticipated to occur that would warrant the sale of a particular hotel. The factors we use in evaluating whether to sell a hotel include: new hotel supply to an area, major road expansion, changes to major area employers, or changes to hotel demand generators. In addition, we anticipate selling older hotels in markets where we own a single hotel, or where we own only one hotel franchised with a particular franchisor. A majority vote of the Board is required to approve a sale, provided the sale price is sufficient to cover the costs of the sale, satisfaction of all debt associated with the hotel, and return all capital contributions allocated to the hotel. If the sale proceeds are not likely to produce this result, a supermajority vote of the Board of Managers is required. A supermajority vote is defined in our Operating Agreement as an affirmative vote of eighty percent (80%) of the Managers present at a meeting of the Managers or, if a written consent is obtained, an affirmative vote of eighty percent (80%) of all Managers.
Policy on Purchase of Additional Hotels
     We intend to acquire or build additional hotels and acquire entities that own hotels. During the next three years, it is anticipated that most acquisitions and construction will be initially funded through leveraging existing hotels in the portfolio, and by leveraging the hotel acquired.
     We target markets exhibiting the following characteristics for the construction of new hotels:
-	insufficient high-quality hotel supply in the market or for limited- or select-service hotels

-	barriers to entry of additional new hotels

-	availability of high-quality franchise appropriate for the market

-	no suitable and appropriately priced existing hotel in market
     Our ideal acquisition targets include the following types of hotels:
-	hotels that are performing below the market in their revenue

-	hotels that are performing at or near the market in their revenue, but are not as profitable as they could be because they are poorly managed

-	hotels in need of renovation to maintain franchise standards

-	hotels that need to be renovated and converted to a more popular or upscale franchise

-	buildings that can be renovated into a hotel in urban markets where barriers to entry for ground-up construction are high
Corporate Operations
     We are governed by a Board of Managers (“Board”) consisting of seven individuals. In addition, we have a Company Manager, The Summit Group, responsible for substantially all of our executive, supervisory and administrative services, not otherwise specifically granted to the Board. These executive, supervisory and administrative services include, but are not limited to: administration, negotiation and pursuit of financing vehicles; determining the time and amount of distributions; and providing our record keeping. Furthermore, the Company Manager is responsible for the internal accounting of the Company, and coordination with accountants, including distribution of income tax information and forms to each of the Members. The Company Manager is reimbursed for its reasonable out-of-pocket expenses incurred as a result of its administration of the Company, provided all reimbursements of management expenses to The Summit Group, together with reimbursements in its capacity as Hotel Manager, but not including development expenses, do not exceed 4.5% of the gross revenue of the hotels in any given year. The Company Manager cannot be removed from its position, or its authority lessened, except upon amendment of our Operating Agreement or for cause. “Cause” is defined in the Operating Agreement as a material violation or breach of the authority, duty or obligations of the Company Manager, a breach of the duties of loyalty and good faith, or knowingly and intentionally failing to discharge such duties, willfully and wantonly disregarding the interest of the Company, intentionally and deliberately disregarding standards of behavior or conduct for such position which the Company and others have a right to expect of such party, or any other acts or omissions of carelessness or negligence of such degree or recurrence as to manifest culpability or wrongful intent. Mere failure to perform as the result of a good faith error in judgment or discretion does not constitute “cause.”
     The Company Manager has the authority to approve any act unless such authority is restricted to the Board or Members. Consent of a majority of the Managers present at a meeting of the Board is necessary to approve any act, unless a greater percentage is required by the Operating Agreement. The following actions require the affirmative vote of the Board with the required vote set forth in parentheses:
-	acquisitions of real property or construction of hotels meeting our investment parameters (majority vote)

-	acquisitions of real property or construction of hotels not meeting our investment parameters (supermajority vote)

-	acquiring additional hotel entities if within our investment parameters (majority vote)

-	acquiring additional hotel entities if outside our investment parameters (supermajority vote)

-	the sale of hotels constituting greater than 50% of all the hotels as measured by the number of rooms of the hotels (supermajority vote)

-	financing or refinancing exceeding our financing parameters (supermajority vote)

-	additional private offerings not meeting our offering parameters (supermajority vote)

-	use of refinancing and sale proceeds (majority vote)

-	sale of a hotel (majority vote)

-	sale of a hotel in which the sales price is not sufficient to cover the costs of the sale, satisfaction of all debt associated with the hotel, and all capital contributions associated with the hotel (supermajority vote)

-	amendments to the Operating Agreement or Articles of Organization of the Company (majority vote)

-	financing not in the course of ordinary business or otherwise within our financing parameters (supermajority vote)
     A supermajority vote of the Board is defined in the Operating Agreement as the affirmative vote of eighty percent (80%) of the Managers present at a meeting of the Managers or, if a written consent is obtained, an affirmative vote of eighty percent (80%) of all Managers.
Pre-Set Parameters
     Our Operating Agreement sets forth certain parameters to be used as guidelines in decision-making. These parameters may only be amended by unanimous consent of the Board. The Company Manager may take any action falling within the pre-set parameters, unless otherwise restricted in the Operating Agreement.
     “Financing parameters” means debt or refinancing which does not (i) result in debt exceeding 75% of the value of the hotel(s) securing such debt, or (ii) exceed a 1.15 debt coverage ratio of the hotel(s) securing such debt.
     “Investment parameters” means a hotel that meets the following requirements:
-	limited service or select service hotel

-	franchised with a current franchisor with which The Summit Group already has a business relationship

-	60-160 rooms

-	located in markets with a population base of at least 50,000 persons

-	located in the contiguous 48 States of the United States
     In addition to the above, if an entity is to be acquired, it:
-	must be currently paying a 10% priority return to its investors, and is projected to continue to make such payment

-	must consist entirely of accredited investors

          There is an exception to this requirement in that no further consent of the Board is required if the remaining 51% interest in Summit of Scottsdale is to be acquired by the Company.
     We are also subject to limitations on our ability to sell additional interests in the Company, which we refer to as “offering parameters.”
     “Offering parameters” means a private offering that meets the following:
-	no greater than $50,000,000 to be raised

-	no new class of membership interests to be offered

-	to be offered only to accredited investors

-	cannot provide The Summit Group with greater rights than currently existing
Board of Managers Committees
     We have an Audit Committee and a Compensation Committee of the Board of Managers. These committees have the authority, granted by the Company’s Operating Agreement, to set certain policies and take certain actions for the Company. For additional information, see Item 10. Directors, Executive Officers and Corporate Governance.
Liquidation Strategy
     In the event we have not entered into a contract for our purchase, redemption or merger with a third party by December 31, 2014, dependent on market and other conditions, the Board will explore liquidating strategies, including, but not limited to, adopting a plan of liquidation pursuant to which we, or our hotels, would be liquidated or sold. Any such plan of sale or liquidation will be effected as determined by the Board to be in the best interests of the Members. The plan of liquidation will provide that we are under no obligation to liquidate within a specific time period as the precise timing will depend on real estate and financial markets, industry trends, economic conditions of the areas in which the hotels are located and the projected federal income tax effects on Members which may exist in the future. We cannot guarantee that we will be able to liquidate our hotels or the Company, in part or in whole, or if at all, and we will continue in existence until all hotels or our interests are sold. If we continue in existence, we may continue to acquire additional hotels. If the Company is liquidated, proceeds will be distributed in accordance with the provisions of the Operating Agreement.
Seasonality
     Certain segments of the hotel industry are very seasonal. Leisure travelers tend to travel more during the summer. Business travelers occupy hotels relatively consistently throughout the year, but decreases in business travel occur during summer and the winter holidays.

     The hotel industry is also seasonal based upon geography. Hotels in the south tend to have high occupancy rates during the winter months. Hotels in the north have higher occupancy rates during the summer months. On balance, the hotel industry experiences its highest occupancies during summer, and its lowest occupancy rates from December through February. To provide for more stable revenues throughout the year, we strive to maintain geographic diversity of our hotels.
Diversity of Customers
     We serve a wide variety of customers, and no one customer generates more than 10% of our revenues. Our customers can be grouped into several categories, including business/commercial travelers, leisure travelers, and government travelers.
Government Contracts
     The United States government sets, for each hotel market, a maximum hotel room rate that it allows its employees to pay. If the government rate is not competitive in a particular market and our hotels can receive a higher rate from other customers, we will not offer the government employee rate at that hotel. We periodically contract with the United States government or other governmental entities to rent a set number of guestrooms at a set price. However, such contracts are not a material portion of our revenues.
Future Reservations
     Most of our customers do not reserve rooms far in advance of the date they arrive at the hotel. Furthermore, with limited exceptions, our guests are able to cancel reservations prior to arrival at the hotel. Therefore, it is difficult to predict the occupancy rates of our hotels through the end of 2007. Based upon the current trends in industry occupancy rates, new hotel construction pipeline, and current state of the United States economy, we anticipate that same-hotel 2007 revenues will be stable to slightly increasing compared to 2006, although there can be no assurance that such will be the case. See Item 1.A. Risk Factors.
Hotel Industry
     The hotel industry suffered from overbuilding in many markets during the late 1990s. The percentage increase in the supply of new hotel rooms peaked in 1998 and 1999 and has steadily declined since then, bringing the industry closer to supply and demand equilibrium. The overbuilding caused occupancy rates and average daily room rates (“ADRs”) to decline at hotels in most areas of the country in 2000 and 2001. The events of September 11, 2001 and the weak economy caused a decline in corporate and leisure travel throughout the country. This caused occupancy rates and room rates to fall further at many hotels in the United States. As the demand for hotel rooms has steadily risen over the past few years and the new supply of hotel rooms declined, the hotel industry has experienced greater financial success since 2003. This is anticipated to continue as long as no catastrophic events cause a significant decline in tourism and travel, and until construction of new hotels exceeds demand.

     During the hotel industry’s difficult years of 2001-2004, we and our predecessors carefully looked for appropriate opportunities to purchase hotels at low prices. We believe this strategy has been successful and numerous hotels have been purchased at prices below the cost to build new. During both boom and bust phases in the industry, we intend to continue to acquire and build hotels when strategically appropriate.
     We, like most other hotel operators, experienced an increase in overall demand in 2006 compared to 2005, and in 2005 compared to 2004. A January 25, 2007 bulletin from Smith Travel Research stated that demand for hotel rooms increased by 1.1 % in 2006 while room supply increased by only 0.6%. As the recovery continues, we expect that more hotels will be developed. Smith Travel Research forecasts that growth in room supply will increase during 2007, but at a lower level than the long-term trend. Growth in demand for hotel rooms is also expected to increase during 2007, causing RevPAR growth in the 5.5% – 6.0 % range.
Competition
     We operate in a highly competitive industry. Each geographic hotel market has unique competitive conditions. The size of each hotel market varies greatly in size and is determined by factors such as geographic features creating a natural division, proximity to a particular event site, and the number of hotels in the area. In each market where our hotels are located, there are a number of hotels of varying size, service quality, amenity level, and price range. Our biggest competitors are those hotels that are franchised by nationally-recognized hotel companies, offering a similar level of amenities at similar prices. In the hotel markets we compete in, there are anywhere from 3 to 15 direct competitors. Indirect competitors include those hotels that offer similar amenities but without a nationally-recognized franchise affiliation, hotels with greater amenity levels, and hotels with lower prices.
     When choosing a hotel, customers may consider several factors, including: quality customer service, amenities offered, price level, location, and franchise affiliation. There are several markets in which we own multiple hotels. Often, these hotels are located very near, or adjacent to each other. Thus, our hotels often compete against each other. We believe this provides us with competitive advantages because it allows us to limit our most significant potential competitors by binding the most desirable franchises, offering similar yet distinct amenities and services, and by referring customers between hotels.
     When locating potential hotel acquisitions or sites for construction, our structure provides us with many opportunities that are not available to other hotel owners. We are large enough and have the financial resources to purchase several hotels at one time. There are few limited-service hotel ownership companies which have the financial capacity to compete for the acquisition of large portfolios of hotels. In addition, we have the financial resources available to act quickly to take advantage of situations in which the seller is interested in selling quickly, and we do not have to take as much time to arrange financing as many other hotel owners do. This financial strength enables us to capitalize on acquisition opportunities that are unavailable to many other hotel owners.

     We are operationally competitive in the markets we serve for a number of reasons. We maintain strict quality standards concerning the physical appearance of our hotels. We provide on-going training to our staff to provide the highest levels of customer service in the limited-service segment. We focus on providing guests with the amenities they want and need, such as expanded continental breakfast menus, 27” televisions, in-room high speed Internet access, premium cable and movie channels, and a variety of high-quality exercise equipment. Even in markets where our competitors maintain high maintenance, customer service and amenity levels, we are able to survive difficult market conditions better than most hotel owners because of our low leverage position and diverse revenue base.
Environmental Matters
     We are subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations (“Environmental Laws”). For example, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect our ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws. From time to time we have incurred, and in the future may incur, costs related to cleaning up contamination resulting from prior owners’ uses of our properties. To date, remediation costs relating to prior owners’ uses of our properties have been immaterial to our operations. Other Environmental Laws require abatement or removal of certain asbestos-containing materials (“ACMs”) (limited quantities of which are present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping located at certain of our hotels) in the event of damage or demolition, or certain renovations or remodeling. We own one hotel that was constructed at the time when asbestos-containing materials were commonly used in construction, but may purchase additional such properties in the future. In accordance with Environmental Laws and recommendations by environmental engineers, we have not and do not plan to disturb the ACMs. We believe the risk of releasing asbestos particles in the air is limited. We are not aware of any actual or potential claims relating to asbestos at any of our hotels. Environmental Laws also govern emissions of and exposure to asbestos fibers in the air and also regulate polychlorinated biphenyls (“PCBs”), which may be present in electrical equipment. We believe that few, if any of our hotels have underground storage tanks (“USTs”) or equipment containing chlorofluorocarbons (“CFCs”). In connection with our ownership, operation and management of our properties, we could be held liable for costs of remedial or other action with respect to PCBs, USTs or CFCs. Prior to purchasing land for new hotel construction or existing hotels, we hire third-party engineers to assess the property and advise us concerning potential environmental hazards or concerns.
     Environmental Laws are not the only source of environmental liability. Under the common law, owners and operators of real property may face liability for personal injury or property damage because of various environmental conditions such as alleged exposure to hazardous or toxic substances (including, but not limited to, mold, ACMs, PCBs and CFCs), poor indoor air quality, radon or poor drinking water quality.
     Although we have incurred and expect to incur remediation and various environmental-related costs during the ordinary course of operations, we anticipate that such costs will not have a material adverse effect on our operations or financial condition.
Employees
     As of December 31, 2006, we employed approximately 1,450 employees at our hotels. Approximately 3 employees at 1 of our hotels are currently covered by a collective bargaining agreement.
Financial Information About Geographic Areas
     Due to the nature of our business, we do not track the domicile of our customers. However, we believe that a large majority of our customers are domiciled in the United States. All of our assets are located in the United States. We do not intend to own or operate hotels located in a foreign country.
ITEM 1.A. RISK FACTORS
     The following risk factors and other information included in this annual report should be carefully considered. In addition to the risks described below, we are subject to a number of other risks and uncertainties which we may not be aware of or which we currently deem to be immaterial to our business operations. If any of the following or other risks occurs, our business, financial condition, operating results and cash flows could be adversely affected.
     In addition, certain statements in this annual report refer to anticipated or expected future events, developments or actions. The risks set forth below, as well as others set forth in this document, if they were to occur, could cause actual results or outcomes to differ materially from those anticipated or expected.
Events beyond our control which cause regional or nationwide decreases in travel or that otherwise cause the interruption of our operations or a decline in our business will negatively affect our operations.
     We are at risk of any event which will cause decreases in regional or nationwide travel. Such events can include terrorist acts or threats of terrorism, rising fuel prices, inflation, public perception of the state of the general economy, military actions, public health emergencies such as the avian flu or SARS, or natural disasters. These types of events could cause a significant decline in travel and tourism, which is likely to cause a decrease in our revenues, financial condition, results of operations, and ability to make distributions to our members.
     In addition, it is possible that any of our hotels could be subject to significant damage or destruction as a result of fire, wind, flood, or other casualty. Such event could cause a negative effect on the operations of our hotels. Further, as a result of future development of hotels in the markets in which our hotels are operating, the lodging supply may exceed demand, resulting in decreases in prevailing occupancy rates and average daily room rental rates. In such event, the results of operation of the hotels may be adversely affected.
     We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained by hotel owners. We cannot give assurance that such coverage will be available at reasonable rates or with reasonable deductibles. We do not currently carry terrorism insurance. Certain catastrophic losses, such as earthquakes, floods, or losses from foreign or domestic terrorist activities may be only partially insurable or not insurable due to the restrictions of insurers or economic infeasibility.
     Regardless of a decline in revenue, many of our most significant expenditures (including mortgage note payments, real estate taxes, and maintenance costs) will not decrease. There can be no assurance that our projected occupancy levels or average room rates will be attained and it is possible that the hotels will fail in the event of lower occupancy levels or room rates. If operating costs increase as a result of inflation or any other cause and we are unable to increase room rates for any reason, the hotels may not be able to generate sufficient revenues to cover operating expenses. In the event we are unable to make scheduled payments on our debt obligations, the hotels could be foreclosed upon by our lenders.
Hotel revenues are volatile, which reduces our ability to make accurate predictions and provide consistent distributions.
     Hotels are unlike other real estate investments which typically provide a long-term source of income, such as office leases. Instead, hotel revenues can be volatile because our guestrooms are rented by day. Therefore, changes in the economy, consumer preferences, terrorist events or any of the other events mentioned in this Item 1A can be immediately reflected in our revenues as a result of guests canceling reservations or travel plans with little or no notice. The occurrence of any of the foregoing factors could have an immediate material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our members.
     The hotel industry is seasonal in nature. Generally, our earnings are higher in the second and third quarters. If we incorrectly estimate the level of reserves we need to maintain in order to fund operating expenses, debt service payments or member distributions, member distributions may be negatively affected or we may need to incur unexpected short-term borrowings to cover the shortfall.
Our success depends on senior executive officers whose continued service is not guaranteed.
     We depend on the efforts and expertise of the senior executive officers of the Company and The Summit Group to manage our day-to-day operations and strategic business direction. The loss of any of their services could have a material adverse effect on our business, financial condition, results of operations and our resulting ability to make distributions to our members.

Our hotels are subject to significant competition in the markets where we are located and such competition may cause our hotels to not meet our financial expectations.
     The hotel industry is highly competitive, particularly in the mid-market, limited-service sector in which we operate. There are several nationally-recognized franchises that offer franchise brands in this segment. We believe that the supply and demand for hotel guestrooms in most markets where our hotels are located is in balance. However, historically, the hotel industry is subject to business cycles, largely caused by over-building new hotels. A material increase in the supply of new hotel rooms to a market can quickly destabilize that market causing existing hotels to experience decreasing RevPAR and profitability. (“RevPAR” means revenue per available room, and is the product of the occupancy rate and the average daily rate charged by a hotel, referred to as ADR.) If such over-building occurs in one or more of our major markets, we may experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our members.
If the hotel market declines, it may cause declines in revenues, financial condition, and negatively affect our ability to make distributions to our members.
     Events outside our control, such as over-building, natural disasters, terrorist activities and other risks discussed in this Item 1A have adversely affected the hotel industry in the past. Similar events occurring in the future may affect the hotel industry and cause a decline in overall hotel industry fundamentals. Such events may cause us to not be able to acquire capital or financing necessary to acquire or build new properties. In addition, such events may cause a decline in the financial performance of our existing hotels. These results would negatively affect our hotel operations, financial condition, results of operations and our ability to make distributions to our members.
There is significant competition for the acquisition of land and existing hotels which may cause us difficulties in increasing the size of our hotel portfolio.
     We intend to continue to build and acquire hotel properties to add to the geographic diversity of our hotel portfolio. If we are unable to locate, successfully negotiate for, or finalize the purchase of land or existing hotels, we will not be able to attain this component of our business strategy. There is significant competition for the acquisition of land from other hoteliers, retail business owners, developers and service businesses such as restaurants. In addition, we compete for hotel acquisitions with individual hoteliers, regional or national hotel ownership or management companies, REITs, institutional investors or others who are engaged in real estate acquisition. These competitors may purchase the properties we wish to acquire thus preventing our continued growth. If we choose to pay higher prices for the properties in order to be more competitive, our returns to our members may decline.
Our newly constructed or acquired hotels have no or limited operating history and may not achieve the operating performance we anticipate, and as a result, our overall returns may decline.

     We intend to construct and acquire additional hotel properties. Our newly constructed hotels have no operating history. In addition, from the time of acquisition of land for construction of a hotel to the completion of the construction of the hotel, the hotel market could experience significant changes in hotel room supply and demand. Significant increases in anticipated hotel room supply or decreases in hotel room demand in the markets where any one or more of our newly constructed hotels are located could cause the operating performance of the hotels to be below our projected results. Furthermore, hotels that are acquired may not produce revenues as expected, may cause greater operating expenses than projected, or may have hidden or concealed physical defects or operational defects that cause the operating performance of the hotel to be below our projected results.
The acquisition, development, construction and renovation of hotels contains a number of risks which may result in significant liability to the Company.
     Hotels that are acquired may have hidden or concealed physical defects or operational defects that expose us to liability or significant expenditures to remedy the defects.
     In addition, any renovation, development or construction of hotels carries all risks inherent in such activities such as costs greatly exceeding original estimates, regulatory hurdles which cause increased expenditures or significant delays to cure, financing may not be available on favorable terms for renovation or development of a property, permanent financing may not be available or a project may not be completed on schedule resulting in increased debt service, and most development projects, regardless of whether they are ultimately successful, typically require a substantial portion of management’s time and attention. Renovation, construction, or development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations.
The hotel industry is capital intensive and we are subject to risks associated with our ongoing need to obtain capital and financing to fund property improvements and maintenance.
     In order to remain competitive and to remain in compliance with our franchise agreements, our hotels must be renovated regularly. Such renovations include on-going repairs and maintenance, replacement of equipment, furniture and fixtures, and property upgrades. Such renovations are subject to risks inherent in construction activities such as cost overruns and delays, unavailability of financing to fund such improvements, and regulatory and governmental concerns. Furthermore, such activities may interrupt our hotel operations, causing a decline in revenues and increases in operating expenses. As a result, such renovations could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our members.
The conditions of our existing indebtedness include provisions limiting certain aspects of our operations and ability to make distributions to our members.

     The documents evidencing our existing indebtedness under certain loans contain financial and operating covenants, such as net worth requirements, debt service coverage ratios, leverage ratios and other limitations which may restrict our ability to make distributions or other payments to our members. In addition, such covenants may restrict our ability to sell any individual hotel or groups of hotels, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. In addition, certain of our loans require that reserves be established and restricted only for funding future renovations. Failure to meet or comply with the covenants could cause one or more of our lenders to declare the indebtedness in default, accelerate the payments and engage in foreclosure proceedings. For additional information concerning certain terms and conditions of our indebtedness, see Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Cash from Financing Activities.
We may not be able to refinance our loans as they become due which may cause the hotels secured by such loans to be foreclosed upon.
     Our mortgage notes generally mature in advance of their full amortization, resulting in balloon payments. In the event we are unable to refinance the amount of the balloon payment, we will be forced to use our cash reserves to pay off the remaining principal. If we do not have sufficient funds available, we will be unable to pay off the loan and may be subject to foreclosure of our hotels. Alternatively, we may be required to sell certain hotels at prices and upon terms that are unfavorable, which would negatively affect our financial performance and ability to make distributions to our members. In addition, in the event we are successful in refinancing our indebtedness, prevailing interest rates may be significantly higher than on our existing debt. As a result, our debt service payments could be significantly increased, which would decrease our cash available for distribution to the members. As of December 31, 2006, we have loans with anticipated balloon payments of $6,800,000 maturing in 2007, loans with anticipated balloon payments of $17,455,000 maturing in 2008, and loans with anticipated balloon payments of $882,000 maturing in 2009.
     As of December 31, 2006, 78.7% of our debt carried fixed interest rates, and 21.3% carried variable interest rates. As of December 31, 2006, our fixed interest rate debt totaled $186.8 million. Our variable interest rate debt totaled $50.4 million as of December 31, 2006, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit. Increases in prevailing interest rates could increase our debt service payments significantly. This would adversely affect our financial condition, results of operations and ability to make distributions to our members. Adverse conditions in the United States or global economy could also cause financing opportunities to be limited or available only on terms that are unfavorable. Additional information concerning our fixed- and variable-rate debt is included in Item 8. Financial Statements and Supplementary Data – Note 10 to Consolidated Financial Statements.
If we default on our secured debt in the future, the lenders may foreclose on our hotels.
     Our loans are generally secured by first mortgages on our hotels. If we default on any of our loans, the respective lender may declare a default and accelerate all payments due under that loan. We may also be subject to foreclosure of our hotels pledged under the respective mortgages. In addition to losing one or more hotels in the event of foreclosure, our members may suffer negative tax consequences as a result of the Company recognizing taxable income if the outstanding note balance exceeds our tax basis in the property. A default or foreclosure may adversely affect our financial condition, cash flow, ability to satisfy our other debt obligations, and the ability to make distributions to members.
If we default on our loan with Fortress Credit Corp. we may forfeit ownership of 49% of our wholly-owned subsidiaries.
     Our $99.7 million loan with Fortress Credit Corp. is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries. These entities currently own 30 of our 60 hotels. All new hotels acquired or developed by us will be required to be owned by a wholly-owned subsidiary subject to this pledge. If we default on our loan with Fortress, it could accelerate all amounts due under the note, and foreclose on the pledge of the membership interests. A default or foreclosure may adversely affect our ability to make distributions to members.
Our real estate investments are illiquid and this can restrict our ability to react to market changes because we may be unable to sell one or more hotels upon favorable prices or terms.
     As with most real estate investments, hotel assets are generally illiquid. This may restrict our ability to react quickly to changing market, economic or financial conditions by selling one or more properties. Although the current market for hotel real estate is relatively strong, these conditions could change quickly. The occurrence of terrorist acts, recession in the global economy, recession or slow down of the United States economy, increasing interest rates, military actions, natural disasters and other events beyond our control may adversely affect the hotel real estate market.
     We may decide to sell one or more of our hotel properties in the future. The decision to sell may be because a hotel no longer fits within our strategic plan, because our investment could be better utilized in another hotel, or because we need to raise cash to fund operations or make distributions to our members. We cannot predict whether we will be able to sell any one or more of our hotels at a price, in a time frame, and upon terms that are acceptable to us.
     In order to make a hotel more attractive for sale, we may need to make substantial upgrades and renovations. We cannot be certain that we will have funds available to finance such upgrades and renovations, thus restricting our ability to sell the hotel at a price and on terms that are acceptable to us. In addition, we have certain covenants in our loans which prevent us from prepaying or only allowing prepayment with a significant penalty. If we are unable to pay off a loan and have the mortgage released, we will not be able to find a buyer for the property. These conditions may adversely affect our financial condition, results of operations and our ability to make distributions to members.

Changes in our debt service requirements may subject us to increasing interest expense which may reduce our ability to make distributions to our Members.
     Our debt-to-equity ratio was at 2.3:1.0 as of December 31, 2006, and 1.9:1.0 as of December 31, 2005. We have previously financed 60%-65% of the hotels we built or acquired, and funded the remaining 35%-40% with equity capital. In the future we anticipate leveraging our newly acquired and constructed hotels with 100% financing, causing the leverage on our entire portfolio to increase to approximately 70%. We may choose to further leverage our existing hotel portfolio or finance higher percentages of newly acquired or constructed hotels. As our leverage increases, we will be subject to increased debt service payment requirements which will impede our cash flow and restrict our ability to make distributions to members, and it will be more likely that we would be unable to survive a downturn in the hotel industry or in the financial performance of our properties because we would be unable to support the increased payment requirements. In some situations, we finance 100% of the initial acquisition or construction of a hotel for a period of several months. Financing 100% of a hotel subjects us to risks that such highly leveraged hotels will not generate sufficient revenues to pay operating expenses and debt service requirements. This could result in the foreclosure of the loans on such hotels. As of December 31, 2006, none of our hotels was 100% financed.
     If interest rates increase, our debt service requirements will increase on our variable interest rate loans. We do not use any form of interest rate protection, such as swap agreements or interest rate cap contracts. We may in the future enter into contracts to provide interest rate protection on our mortgage notes. Furthermore, at the time that our fixed interest rate loans mature, we will pay higher debt service payments on refinanced loans that carry higher interest rates. These higher debt service requirements could adversely affect our financial condition, results of operations and ability to make distributions to our members. If we are unable to make scheduled debt service payments, we may be required to sell one or more hotels at a price and on terms that are disadvantageous to us. Further, if we are unable to make scheduled debt service payments, our properties may be subject to foreclosure.
Governmental regulations and noncompliance therewith could adversely affect our operations and financial condition.
Construction regulation.
     Renovation, development and construction of hotels requires certain municipal and state approvals. Therefore, we are subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations. Further, such regulations may cause construction cost overruns due to unexpected construction requirements. If these events occur, our hotels may be more expensive to build than originally estimated, thus reducing the investment return on those projects.

Environmental matters.
     Our hotels are subject to various federal, state and local environmental laws. In the event one of our properties is discovered to be contaminated by a regulated hazardous material, we may be required to clean-up the contamination, even if the contamination occurred prior to our ownership. Further, environmental contamination will likely cause a decrease in the value of the property. Such contamination may even result from the migration of hazardous materials from a neighboring property. We may also be subject to lawsuit and liability resulting from harm caused to other property or persons as a result of the contamination of our hotel. The costs resulting from clean-up of hazardous material contamination, or liability for harm caused to another could be significant and materially adversely affect our financial condition.
     We own land in Bloomington, Minnesota which incurred environmental contamination prior to our ownership. We have remediated the contamination in accordance with our engineers’ plans and instructions which were approved by the State of Minnesota. We have not yet received final confirmation from the State of Minnesota that they have approved the remediation and closed their file. We do not anticipate the remediation, if additional work is required, to materially affect our profitability or financial viability, or to materially increase our liability for the contamination.
     We are unable to provide assurance that our properties are not contaminated by hazardous materials and that we will not be subject to the significant costs that can accompany such contamination. Our mortgage lenders require that we indemnify them for any environmental liability at our hotels.
Americans with Disabilities Act and other changes in governmental rules and regulations.
     Under the Americans with Disabilities Act of 1990 (“ADA”), all public accommodations must meet various federal requirements related to access and use by disabled persons. Prior to obtaining occupancy permits, our newly-constructed hotels are subject to municipal scrutiny of our compliance with the ADA. There is a certain amount of discrepancy between experts and municipal construction officials concerning what is required in order to be in compliance. Therefore, we may be subject to increased costs of construction or delays in construction due to the requirements of local building officials. If a property is not in compliance with the ADA we may be required to remove barriers to access. Further, we could be subject to fines imposed by the United States government, or damages resulting from civil lawsuits. Substantial expenditures in efforts to be in compliance with the ADA may adversely affect our financial condition and ability to make distributions to members.
Our hotels may contain or develop harmful molds, which could lead to liability for adverse health effects and remediation costs.
     Molds exist in all climates and in the air we breathe. However, when mold levels get too high, it can endanger the health of persons breathing the mold particles, particularly with certain strains of mold. Southern and humid climates are particularly subject to the growth and proliferation of molds due to high humidity. The presence of mold in our hotels could negatively affect the health of our employees and guests. Thus, the presence of mold in our hotels, beyond acceptable levels, may require us to remediate the mold problem. The existence or remediation of mold may require us to close all or a portion of the subject hotel, thus reducing our revenues. In addition, we may be subject to liability and civil lawsuits resulting from employees or guests who were exposed to the mold and suffered resulting health effects. Mold remediation can be expensive, and the unexpected costs could adversely affect the result of our operations, financial condition and ability to make distributions to our members.
Our mortgage agreements and ground leases may restrict our ability to sell our hotels.
     We have covenants in some of our loans which prevent us from paying off certain loans, or only allowing prepayment of such loans with a significant penalty. If we are unable to pay off a loan and have the mortgage released, we will not be able to find a buyer for the property. These conditions may adversely affect our financial condition, results of operations and our ability to make distributions to members.
     In addition, several of our loan agreements contain restrictions or prohibitions on our ability to assign the loans to third parties. If such assignments are prohibited, our ability to sell the hotel subject to that loan is greatly restricted. If such assignments are permitted, they generally require consent of the lender, and payment of a significant transfer fee and all costs associated with the assignment.
     Prepayment penalties and restrictions on assignment may reduce the price received for our hotels. This may adversely affect our financial condition and ability to make distributions to members.
Our ground leases contain certain provisions that may limit our ability to sell our hotels.
     We own three properties subject to a ground lease. The lease covering our Ellensburg, Washington Comfort Inn requires the consent of the lessor in order to transfer the hotel and assign the ground lease. If a lessor refuses to allow transfer, we may be unable to sell a hotel that we otherwise want or need to sell. This may negatively affect our results of operations, financial condition and ability to make distributions to members.
Members may be required to report taxable income in periods where no cash distributions are made, thus requiring members to pay taxes from personal funds.
     Because all our taxable income will flow through to our members without regard to the amount of any cash distributions, our members’ tax liability on their distributive share of our taxable income could exceed any cash distributions received. If members do not receive distributions sufficient to pay the tax liability with respect to their distributive share of income or gain, they will be forced to pay tax liabilities out of personal funds. Members will be required to report their distributive share of our income, gains, losses, deductions and credits without regard to whether corresponding cash distributions are received. Because members will report their annual share of our taxable income or loss without regard to the amount of any cash distributions received, they may incur a tax liability with respect to their distributive share of income or gains for a taxable year in excess of any cash distribution. We are not aware of any prior instances in which cash distributions to our members were insufficient to cover the members’ tax liabilities in any particular years, however, we can provide no assurance that this will continue in the future.
Members have limited voting rights and ability to control the Board of Managers or our operations.
     We have a Board of Managers; however, six of our seven Managers are appointed by the Class C Member, The Summit Group. Furthermore, The Summit Group is the Company Manager and has significant control over the operations and actions of the Company. The Summit Group may be removed as Company Manager only for cause. In addition, The Summit Group is hired by us as the hotel manager pursuant to a Hotel Management Agreement. The Hotel Management Agreement provides that we may terminate The Summit Group as hotel manager only for cause. The Operating Agreement may not be amended to change these provisions without the consent of the Class C Member. Class A, Class A-1 and Class B Members have no right to participate in the management of the Company and their voting rights are limited to: (i) the creation of a new class of membership interest if such new class has rights, powers and duties that are superior to those of their class of membership interests; (ii) amendments to the Articles of Organization or Operating Agreement of the Company, except as otherwise set forth in the Operating Agreement; and (iii) dissolution of the Company. Thus, their ability to influence Company decisions is substantially limited.
There are inherent conflicts of interest in our organizational and management structure.
     The Company is subject to various conflicts of interest arising out of its relationship with certain members, investors, Managers, and their affiliates. The Summit Group, the Company Manager and hotel manager, also manages one hotel not owned by the Company. Furthermore, The Summit Group anticipates developing and managing additional hotels which may not be owned by the Company. Potentially, these hotels could compete with the Company’s hotels for guests, and may compete for managers, employees and other resources, including the time and efforts of The Summit Group.
     As The Summit Group appoints seats on the Board of Managers and is also a member in the Company, the interests of The Summit Group may be adverse to other members. As a result of these conflicts of interest, certain actions or decisions by The Summit Group may have an adverse effect on the interests of the members. Because The Summit Group’s Class C membership interests are not subject to dilution in the event of a private offering or other issuance of additional membership interests, it is possible that issuing additional membership interests may be advantageous to The Summit Group, but is not in the best interests of the Company or other members.
     Because reimbursable expenses are payable pursuant to the hotel management agreement without regard to whether the Company’s hotels are generating net cash from operations or otherwise benefiting the Company, an additional conflict of interest could arise in that it might be to the advantage of a Manager or The Summit Group to retain certain hotels even though its continued retention might not be in the members’ best interests.

     The Company’s two executive officers are both executive officers of The Summit Group, the Company Manager and hotel manager. The executive officers may make decisions and take actions on behalf of the Company which are beneficial to The Summit Group, but not in the best interest of the Company.
     Kerry W. Boekelheide, the sole owner of The Summit Group and a Company Manager, is also involved in Summit Real Estate Investments, LLC (“SREI”), the affiliated broker-dealer which the Company uses for its offerings and he therefore has an interest in raising additional capital and offering securities of the Company. It is possible that offering securities of the Company may be in the best interests of SREI or its agents, but may not be in the best interests of the Company.
The issuance of additional membership interests will dilute the members’ ownership.
     As hotel acquisition and construction opportunities arise from time to time, we may issue additional membership interests to raise the capital necessary to finance the hotel acquisitions and construction, subject to our offering parameters. Future issuances of membership interest will dilute the Class A, Class A-1 and Class B members’ ownership interest in the Company.
Members will have virtually no ability to sell or transfer their membership interests and thus are required to bear the risks of this investment for a significant period of time.
     We do not intend to apply for listing of our membership interests on any stock exchange or on the NASDAQ stock market or any Alternative Trading System. In addition, our Operating Agreement contains extensive restrictions on the transfer of membership interests. The transferability of membership interests is also restricted by federal and state law. The membership interests may not be offered, sold, transferred, pledged, or hypothecated to any person without the consent of the Company Manager. Due to tax and other requirements, the Company Manager does not intend to grant consent except for those transfers made pursuant to a safe harbor from the publicly traded partnership rules. It may be difficult or impossible for members to liquidate their investment when desired. Therefore, members may be required to bear the economic risks of the investment for an indefinite period of time.
ITEM 1.B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We are headquartered in Sioux Falls, South Dakota and, as of December 31, 2006, owned and managed 60 hotel properties throughout the United States. We lease our headquarters office location. We own in fee all of our hotel properties, except for three properties that are subject to a land lease. We believe that, for our respective class of hotels, all of our hotel properties are located in good to excellent markets, are in good physical condition, and are the appropriate size and offer appropriate amenities. As of December 31, 2006, we owned 60 hotel properties with a total of 5,399 guestrooms. 55 of our hotels are categorized as mid-market, limited-service hotels,

5 of our hotels are categorized as select-service hotels. A list of our hotel properties owned as of December 31, 2006 and operating information for those hotels is included as Exhibit 99.1.
     The Company’s hotels are located throughout the continental United States with concentrations in Arkansas (4 hotels), Colorado (6 hotels, plus 2 new construction hotels planned), Idaho (8 hotels, plus 1 under construction), Kansas (5 hotels), Tennessee (5 hotels), Texas (3 hotels, plus 2 acquisitions and 7 new construction hotels planned), and Washington (5 hotels).
     From January 1, 2006 through December 31, 2006, we purchased 3 hotels, started the construction of 5 hotels, and sold 3 hotels. During the same period, we purchased land for the planned construction of 6 additional hotels. We entered into a contract for the sale of 1 hotel. Since December 31, 2006, we completed the purchase of land under contracts entered into during 2006 for the construction of 5 hotels. The acquisitions and dispositions of the Company’s hotels and real estate are set forth below:

Location	# Rooms	Franchise	Property Purchased	Status	Closing Date (1)
Ft. Wayne, IN	119	Hampton Inn	Hotel	Purchased	2/1/06
Ft. Wayne, IN	109	Residence Inn	Hotel	Purchased	2/1/06
East Point, GA	150	AmeriSuites(2)	Hotel	Purchased	4/12/06
Jackson, MS (3)	100	Residence Inn	Land	Under Construction	1/26/06
Ft. Collins, CO (3)	120	Hilton Garden Inn	Land	Purchased	3/31/06
Flagstaff, AZ (3)	150	Courtyard by Marriott	Land	Purchased	4/5/06
Ft. Worth, TX (3)	105	Hampton Inn & Suites	Land	Under Construction	5/10/06
Denver, CO (3)	124	SpringHill Suites	Land	Purchased	7/19/06
Bloomington, MN (3)	113	Cambria Suites	Land	Under Construction	4/21/06
Bloomington, MN (3)	146	Hampton Inn & Suites	Land	Under Construction	4/21/06
Boise, ID (4)	119	Cambria Suites	Land	Under Construction
Bradford, PA	48	Comfort Inn	Hotel	Sold	4/7/06
Sioux Falls, SD	77	Baymont Inn	Hotel	Sold	5/4/06
Jackson, MS	94	TownePlace Suites	Hotel	Sold	6/29/06
Baton Rogue, LA (3)	127	Cambria Suites	Land	Purchased	7/11/06
Coeur d’Alene, ID	69	Fairfield Inn	Hotel	Under Contract to Sell	4/12/07
San Antonio, TX(3)(5)	126	Cambria Suites	Land	Purchased	1/12/07
San Antonio, TX(3)(5)	123	TBA	Land	Purchased	1/12/07
Jacksonville, FL(3)	136	Aloft	Land	Purchased	11/30/06
Jacksonville, FL(3)	119	TBA	Land	Purchased	11/30/06
San Antonio, TX(3)(5)	136	Aloft	Land	Purchased	1/22/07
San Antonio, TX(3)(5)	119	Cambria Suites	Land	Purchased	1/22/07
Houston, TX(3)(5)	118	Cambria Suites	Land	Purchased	2/15/07

(1)	For properties under contract, the closing date is estimated.

(2)	The AmeriSuites will open as a Hyatt Place during summer 2007.

(3)	Number of units and franchise indicate our plans as of March 1, 2007, which are subject to change.

(4)	Land owned by Company prior to December 31, 2005.

(5)	Properties purchased since January 1, 2007 were under contract prior to December 31, 2006.

     The hotel and land purchases listed above were financed from the following sources: $36.6 million ING refinance loan; loans totaling $24.5 million from M & I Marshall & Ilsley; proceeds from property sales; proceeds from the October 2005 Class A-1 membership interest private offering; the Acquisition Line of Credit or Credit Pool loans; and other construction loans as described in Item 8. Financial Statements and Supplementary Data – Note 11 to Consolidated Financial Statements.
     The aggregate purchase and construction cost of the properties described in the above table is $273.5 million. The aggregate sale price of the four properties sold or under contract to be sold is $15.3 million.
Franchises
     The following table reflects, as of December 31, 2006, our hotel properties, by franchise brand:

	Properties	Rooms
Fairfield Inn by Marriott	13	1,105
Hampton Inn	10	1,044
Comfort Inn	7	413
Courtyard by Marriott	5	551
Springhill Suites by Marriott	5	435
Comfort Suites	5	352
Holiday Inn Express	3	180
TownePlace Suites by Marriott	2	185
Residence Inn	2	187
Hampton Inn & Suites	1	139
Holiday Inn Express Hotel & Suites	1	241
Homewood Suites by Hilton	1	92
Country Inn & Suites by Carlson	1	64
Quality Suites	1	83
Hawthorn Suites, LTD	1	119
AmeriSuites	1	152
Unfranchised*	1	57

Total	60	5,399

*	Aspen Hotel & Suites, Fort Smith, AR.
     Fairfield Inn by Marriott, Comfort Inn, Hampton Inn, Hampton Inn & Suites, Comfort Suites, Springhill Suites by Marriott, Holiday Inn Express, Holiday Inn Express Hotel & Suites, Country Inn & Suites by Carlson, Quality Suites, and Hawthorn Suites, Ltd., are each considered franchise brands in the mid-market, limited-service segment. Each of these hotels offers amenities generally present for hotels of this class, including a swimming pool and whirlpool, free continental breakfast, and in-room high speed Internet access. A significant number of the rooms at each Hampton Inn & Suites, Comfort Suites, Springhill Suites, Holiday Inn Express Hotel & Suites, Hawthorn Suites, Ltd., Country Inn & Suites and Quality Suites are mini-suites, and include a small microwave and refrigerator.

     Courtyard by Marriott is considered a select-service hotel franchise. The hotel and room décor is generally of higher quality than other hotels in this segment. In addition, these hotels offer a hot, made-to-order breakfast or breakfast buffet, and lounge which is open for limited hours each evening. These hotels may also offer a light lunch or dinner menu.
     Residence Inn, Homewood Suites, and TownePlace Suites are considered mid-market, limited-service, extended-stay hotels. Each guestroom at the hotels in this segment offers a separate bedroom area, large living area, and full kitchen. These properties cater to guests who stay over 7 nights.
     Affiliation with a nationally-recognized franchise offers name recognition, national marketing and advertising campaigns, centralized reservations systems, and certain other centralized functions and quality control.
Ground Leases
     Three of our hotel properties are located on leased land. The hotels located on leased land, lease termination dates, and extension options are as follows:
-	Fort Smith, Arkansas Comfort Inn. Total lease payments are anticipated to be $44,088 in 2007. Lease termination date is August 31, 2022. One option to extend for 30 years.

-	Ellensburg, Washington Comfort Inn. Total lease payments are anticipated to be $19,229 in 2007. Lease termination date is August 15, 2024. Two options to extend the term of the lease, with each option being a 10-year term.

-	Fort Smith, Arkansas Hampton Inn. Total lease payments are anticipated to be $178,765 in 2007. Lease termination date is May 31, 2030. Eleven options to extend the term of the lease, with each option being a 5-year term.
Financing and Mortgages
     As of December 31, 2006, we had approximately $222.2 million of outstanding mortgage debt. 59 of our 60 hotels owned as of December 31, 2006 are encumbered by a mortgage or deed of trust. Mortgage debt is obtained from a variety of commercial and institutional lenders. For additional information concerning our debt and lenders, please see Item 7: Management’s Discussion and Analysis of Financial Information and Results of Operations — Liquidity and Capital Resources.
Maintenance
     Obsolescence and wear and tear can negatively affect the value and the revenue-generating ability of our hotels. We are committed to maintaining the highest standards of physical condition of our hotels compared to other limited-service, mid-market and select-service hotels. Furthermore, all but one of our hotels is subject to a franchise agreement. Each franchisor requires strict adherence to a regular maintenance, repair, remodeling and refurbishment schedule. We are in compliance with such schedules at each of our hotels. In 2006 we expended approximately $18,500,000 to maintain our existing hotels in good and competitive condition, and to bring newly acquired hotels to a good and competitive physical condition.
ITEM 3. LEGAL PROCEEDINGS
     We are involved from time to time in litigation arising in the ordinary course of business, however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial conditions or results of operations. We may be subject to future claims which could cause us to incur significant expenses or damages. Liability for past events at the hotels acquired pursuant to the Acquisition or pursuant to the PST Limited Partnership One transaction (described in more detail in Item 5), including lawsuits that are in process as well as lawsuits that have not yet materialized, were assumed by us. If we acquire or consolidate additional entities in the future, we may assume obligations and liabilities of such entities. We operate in an industry susceptible to personal injury claims and significant personal injury claims could be asserted against us in the future arising out of events not known to us at this time.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our members during the fourth quarter of 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     There is no established public trading market for any class of the Company’s securities.
     As of December 31, 2006, there were approximately 659 record holders of the Company’s Class A membership interests, and 124 record holders of the Company’s Class A-1 membership interests. There are no outstanding warrants or options to purchase any class of Company security, and there is no class of security convertible into common equity of the Company.
     Each month from April 2004 through December 2006, the Company has paid each Class’s Priority Return. The Priority Return for members is a cumulative but not compounded 10% return on each Class A Member’s Adjusted Capital Contribution and a cumulative but not compounded 8% return on each Class A-1 Member’s Adjusted Capital Contribution. In addition, the Company made additional distributions to the Class A and Class A-1 Members, as set forth in the following table. No Class A-1 interests were outstanding in 2004 or 2005.

	Class A		Class A-1
	Priority Return	Additional	Priority Return	Additional
2006
First Quarter	$2,402,344	$0	$171,590	$0
Second Quarter	$2,429,037	$1,603,224	$265,770	$79,740
Third Quarter	$2,455,730	$1,378,049	$268,690	$93,187
Fourth Quarter	$2,455,730	$4,060,760	$268,690	$274,559

Total	$9,742,841	$7,042,033	$974,740	$447,486

2005
First Quarter	$1,761,652	$0
Second Quarter	$2,012,319	$1,451,378
Third Quarter	$2,288,298	$1,372,804
Fourth Quarter	$2,407,839	$3,770,353

Total	$8,470,108	$6,594,535

2004
First Quarter	$0	$0
Second Quarter	$1,140,887	$0
Third Quarter	$1,308,894	$1,143,279
Fourth Quarter	$1,687,681	$2,372,144

Total	$4,137,462	$3,515,423
     Based upon current conditions in the hotel industry, we anticipate that we will continue to pay Priority Returns and additional distributions at similar levels and with similar frequency for the foreseeable future, given the same level of revenues. As we continue to acquire and build hotels, we anticipate that the gross dollars of distributions will increase, however, this is not anticipated to result in a larger distribution per unit because additional equity will be injected into the Company in order to fund such growth. No assurance can be given that the foregoing anticipated level of distributions will be attained.
October 2005 Offering
     We began a private offering of our Class A-1 membership interests pursuant to a Confidential Private Placement Memorandum dated October 21, 2005. The Class A-1 membership interests were offered privately, pursuant to an exemption under Rule 506 of the Securities Act of 1933. No interests were offered to unaccredited investors, and no sales were made to unaccredited investors. A total of 750 units of Class A-1 membership, for an aggregate offering price of $75,000,000, were offered. We received and accepted subscriptions from 124 holders for 133.25 units with gross proceeds of $13,325,000. There was no particular class of offerees for the Class A-1 Units, and the Units were sold to individuals, entities, and institutional buyers. The offering was closed on July 31, 2006.
PST Limited Partnership One Membership Interest Exchange
     On December 31, 2005, the Company exchanged 0.3232% of the Class A membership interests (6.5 Class A Units) and 0.754% of the Class B membership interests (15.17 Class B Units) in return for a transfer of all assets and assumption of all liabilities of PST Limited

Partnership One. The exchange involved fewer than 35 unaccredited investors, all investors were sophisticated and had a prior existing business relationship with The Summit Group. Thus it was privately made, pursuant to an exemption under Section 4(2) of the Securities Act of 1933.
     At the time of exchange, PST Limited Partnership One owned one hotel located in Vernon Hills, Illinois. The net equity of PST Limited Partnership One was valued as of September 30, 2005 at $2,167,000 based upon measures supplied by an independent valuation firm. The value of the partnership interests exchanged was approximately $2,167,000. The Board of Managers determined that the transaction was fair to the Company.
May 2004 Offering
     We began a private offering of our Class A membership interests pursuant to a Confidential Private Placement Memorandum dated May 5, 2004. The Class A membership interests were offered privately, pursuant to an exemption under Rule 506 of the Securities Act of 1933. No interests were offered to unaccredited investors, and no sales were made to unaccredited investors. A total of 498.5 units of Class A membership were sold to 290 holders, for an aggregate offering price of $49,850,000. The offering was closed on March 31, 2005. The Units were sold to individuals, entities, and institutional buyers.
March 2004 Membership Interest Exchange
     On March 31, 2004 the Company exchanged all of its Class A, Class B and Class C membership interests to 27 predecessor entities in exchange for all ownership interests in such entities or all assets and liabilities of such entities. For those entities which exchanged its ownership interests, the Class A, Class B and Class C interests were subsequently distributed to each entities’ investors. The interests were offered privately, pursuant to an exemption under Rule 506 of the Securities Act of 1933. Fewer than 35 unaccredited investors ultimately received the Company’s membership interests. The value of the assets, net of liabilities, received in exchange for the Company’s membership Interests was $90,141,000. This transaction resulted in 254 holders of the Class A membership interests, 19 holders of the Class B membership interests, and 1 holder of the Class C membership interests. Such holders consisted of individuals and business entities, institutional investors were not offered interests.
ITEM 6. SELECTED FINANCIAL DATA
Selected Financial Data
     The following financial and operating information should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this Annual report and incorporated herein by reference.

Income Statement Data (in millions)
	For the Periods Ended
	December 31,	December 31	December 31,
	2006	2005	2004
Operating Revenues	$121.5	$92.5	$48.6
Income From Continuing Operations	$7.4	$3.4	$1.2
Net Income	$9.4	$3.7	$1.6

Earning Data

Income From Continuing Operations Per Unit (1)(3)	$4,778.06	$2,613.93	$1,231.22
Basic and Diluted Earnings Per Unit (1)(3)	$6,116.61	$2,860.82	$1,590.94
Aggregate Cash Distributions Paid (2)(3)	$18,207,100	$15,064,643	$7,652,885
Cash Distributions Paid Per Unit (1)(2)(3)	$11,795.07	$11,728.48	$7,701.64

(1)	The weighted average number of units outstanding for the calculation of Earnings per Unit and Distributions per Unit was 1,543.62 in 2006, 1,284.45 in 2005 and 993.67 in 2004.

(2)	Aggregate Cash Distributions Paid reflects only the distributions made to the Class A and Class A-1 Members because these are the only classes that represents investors. Class B Members, who are comprised primarily of employees and general partners in our predecessors, received Aggregate Cash Distributions of $1,160,779 during 2006, $1,234,396 during 2005, and $768,469 during 2004. The Class C Member, The Summit Group, received Aggregate Cash Distributions of $5,780,665 in 2006, $5,319,822 in 2005, and $2,298,112 in 2004.

(3)	A member acquires a Unit of membership by making a capital contribution of $100,000. As described in the Company’s Registration Statement filed on Form 10, the Company is periodically re-valued by a third party, and the valuation at the time of purchase determines the respective member’s Sharing Ratio in the Company. Thus, each member’s Units may carry different Sharing Ratios.

Balance Sheet Data (in millions)
	For the Periods Ended
	December 31,	December 31,
	2006	2005
Total Assets	$356.0	$317.3
Long Term Obligations	$210.1	$180.7
Calculation of Sharing Ratios
     Sharing Ratios are the rights to distributions and allocations granted to a Member. Sharing Ratios are determined at the time of purchasing a membership interest and are based upon the capital contributions received pursuant to an offering divided by a recent third-party valuation of the Company. Each respective investor in an offering receives its proportionate share of the Sharing Ratios issued pursuant to such offering based upon the investor’s capital contribution, multiplied by 50%. The Class C Member is allocated a Sharing Ratio equivalent to each Sharing Ratio allocated to an investor. Issuance of new Sharing Ratios results in an adjustment to the existing Sharing Ratios of all classes of members. Aggregate Sharing Ratios as of December 31, 2006 for each membership class were:

Class A	45.935%
Class A-1	3.106%
Class B	8.114%
Class C	42.844%
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
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
Forward-Looking Statements
     This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, and those risks described in Item 1.A. of this Annual Report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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
     Impairment of Long-Lived Assets
     We consider each individual hotel to be an identifiable component of our business. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we do not consider a hotel as “held for sale” until the potential transaction has been approved by our Board, as may be required, and it is probable that the sale will be completed within one year. We do not consider a sale to be probable until a buyer’s due diligence review is completed and all substantive conditions to the buyer’s performance have been satisfied. Once a hotel is “held for sale,” the operations related to the hotel will be included in discontinued operations.
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
Results of Operations
     The following discussion presents an analysis of results of our operations for the years ended December 31, 2006, 2005, and 2004. The 2004 results from operations began January 8, 2004, our inception date.
     Our operating results improved for the year ended December 31, 2006 compared to the year ended December 31, 2005, for two primary reasons. First, the continued strength of the United States economy caused increasing occupancy rates and revenues throughout the hotel industry. Leisure and business travel increased significantly during 2005 and 2006 and this affected the results of operations at our hotels. Second, we have made focused efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate.
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

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
     Revenues
     We generated revenues of $121.5 million during the year ended December 31, 2006, compared to $92.5 million during the year ended December 31, 2005. This is an increase in total year-to-year revenues of 31.3% from 2005 to 2006. There are two primary reasons for the increase in revenues from 2005 to 2006. First, we experienced a significant increase in RevPAR. Second, we acquired three hotels and disposed of three hotels during 2006, for no change in the number of hotels, but an increase of 160 guestrooms. This is an increase of 3.1% in the number of guestrooms in our portfolio.
     The key indicators for the Company’s hotel performance for the years ended December 31, 2006 and 2005 are set forth in the following table.

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005	Increase/(Decrease)
All Company Hotels
RevPAR	$61.77	$55.25	$6.52
Average Daily Rate	$88.58	$79.92	$8.66
Occupancy Rate	69.74%	69.13%	0.61%
Number of Hotels Owned	60	60	0
Number of Guestrooms	5,399	5,239	160
     Management attributes the success in increasing occupancy rates, ADR and RevPAR at our hotels to several factors. First, hotel management continued to emphasize direct-sales efforts to improve occupancy rates at our hotels. Second, a number of hotels acquired by the Company during 2006 saw significant increases in occupancy and ADR as a result of improved operations, customer service levels, and improved sales efforts. Third, we remodeled a large number of our hotels during 2006, which attracts guests and allows us to charge higher room rates. Fourth, we have made focused efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate.
     Hotel Operating Expenses
     Our hotel operating expenses totaled $99.9 million for the year ended December 31, 2006, which was 82.2% of our total revenues, and $79.3 million for the year ended December 31, 2005, which was 85.7% of our total revenues. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors. The primary reason for the decline in the percentage of operating expenses to revenues was because of the Loss on Impairment of hotel property of $5.3 million recorded as an expense during 2005. No Loss on Impairment was recorded in 2006. Repairs and maintenance expense increased from $4.9 million for the year ended December 31, 2005 to $9.6 million for the year ended December 31, 2006. This increase was due to extensive remodeling and renovations that occurred at several of our hotels during 2006.

          Depreciation
     Our depreciation and amortization expense totaled $16.3 million for the year ended December 31, 2006, and $12.5 million for the year ended December 31, 2005. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.

          Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the year ended December 31, 2006, we reimbursed The Summit Group $4.0 million in hotel management and Company Manager expenses, which was 3.37% of our total revenues. During the year ended December 31, 2005, we reimbursed The Summit Group $2.7 million in hotel management and Company Manager expenses, which was 2.9% of our total revenues. The increase in the percentage of management expenses reimbursed was due to the employment of additional regional managers, regional sales managers, and revenue management staff. Additional information concerning reimbursements and payments to The Summit Group is discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.
          Repairs and Maintenance
     We incurred $9.6 million in repair and maintenance expenses for the year ended December 31, 2006, and $4.9 million in repair and maintenance expenses for the year ended December 31, 2005. The increase in repair and maintenance expenses during 2006 is due to the large number of properties remodeled during 2006, and because several hotels underwent their regular improvements as requested by the franchisors. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
     Impairment
     As a result of the Company’s review of the carrying value of our long-term assets in relation to historical results from operations, management deemed that our hotel located in Detroit, Michigan was impaired. Thus, the value was written down to its deemed fair market value determined by reference to the present value of the estimated future cash flow of the property. An impairment loss of $5.3 million was charged to operations in 2005. There was no impairment charge taken in fiscal year 2006.
Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
     Revenues
     We generated revenues of $92.5 million during the year ended December 31, 2005, compared to $48.6 million during the year ended December 31, 2004. This was an increase in total revenues of 90.3%. Revenues for the year ended December 31, 2005 are not fully comparable to the revenues for the year ended December 31, 2004 for two primary reasons: first, we acquired or opened 13 hotels and disposed of 3 hotels during 2005; second, the results for the year ended December 31, 2004 include only a partial-year of revenues because we did not acquire our first 7 hotels until February 13, 2004, and we acquired another 41 hotels on March 31, 2004.

     The key indicators for the Company’s hotel performance for the years ended December 31, 2004 and 2005 are set forth in the following table.

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004	Increase
All Company Hotels
RevPAR	$55.25	$46.73	$8.52
Average Daily Rate	$79.92	$72.68	$7.24
Occupancy Rate	69.13%	64.29%	4.84%
Number of Hotels Owned	60	50	10
Number of Guestrooms	5,239	4,033	1,206
     The indicators reported in the above table for the year ended December 31, 2004 are for the period January 1, 2004 through December 31, 2004 and include results from hotels while owned by our predecessors. The Company’s hotels experienced an average increase in occupancy rate of 4.84% from the year ended December 31, 2004 to the year ended December 31, 2005. The nationwide increase in occupancy rate for similar hotels was 1.6% during the same period, as reported by Smith Travel Research. ADR increased an average of $7.24 at our hotels for the period ended December 31, 2004 compared to December 31, 2005. Smith Travel Research reported an increase of $4.62 for similar hotels during the same period. Our increases in occupancy rate and ADR caused an increase in RevPAR of $8.52 from the period ended December 31, 2004 compared to December 31, 2005.
     Management attributes the success in increasing occupancy rates, ADR and RevPAR at our hotels to several factors. First, hotel management continued to emphasize direct-sales efforts to improve occupancy rates at our hotels. Second, a number of hotels acquired by the Company during 2004 and 2005 saw significant increases in occupancy and ADR as a result of improved operations, customer service levels, and improved sales efforts. Third, we remodeled a large number of our hotels during 2004 and 2005, which attracts guests and allows us to charge higher room rates. Fourth, our hotel acquisitions have been of hotels with higher amenity levels and in markets which generally are able to generate higher ADRs. Our dispositions have generally been of hotels with lower amenity levels and in markets in which we were not able to charge higher room rates and remain competitive.
     Hotel Operating Expenses
     Our hotel operating expenses totaled $79.3 million for the year ended December 31, 2005, which was 85.7% of our total revenues and $42.9 million for the year ended December 31, 2004, which was 88.2% or our total revenues. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors. The primary reason for the decline in the percentage of operating expenses to revenues from 2004 to 2005 was the significant increase in Average Daily Rate due to improved room rate management, with no corresponding increase in expenses. The improved ratio of expenses to revenues was also due in part to increased management attention to controlling operational expenses.

          Depreciation
     Our depreciation and amortization expense totaled $12.5 million for the year ended December 31, 2005 and $7.8 million for the year ended December 31, 2004. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.
          Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the year ended December 31, 2005, we reimbursed The Summit Group $2.7 million in hotel management and Company Manager expenses, which was 2.9% of our total revenues. In the year ended December 31, 2004, we reimbursed $2.0 million in hotel management and Company Manager expenses, which was 4.1% of our revenues. The percentage of management expenses to revenues declined from 2004 to 2005 primarily because the growth of the Company allowed us to take advantage of economies of scale and because we did not incur in 2005 the significant expenses of the Acquisition experienced in 2004. Additional information concerning reimbursements and payments to The Summit Group is discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.
          Repairs and Maintenance
     We incurred $4.9 million in repair and maintenance expenses for the year ended December 31, 2005, and $3.1 million in repair and maintenance expenses during the year ended December 31, 2004. The increase in repair and maintenance expenses during 2005 is due to the large number of properties acquired in 2005 which were remodeled in late 2005, and because several hotels were undergoing their regular improvements as requested by the franchisors. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
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
     We generated $26.6 million, $25.1 million, and $9.0 million in cash from operating activities during the years ended December 31, 2006, December 31, 2005, and December 31, 2004, respectively.
     Cash From Investing Activities
     Proceeds received from the disposition of hotels are generally reinvested and used to finance additional hotel property purchases or construction of new hotels. During the year ended December 31, 2006, we received $8.5 million of cash from the disposition of hotels and related assets which was reinvested into purchases or construction of new hotels. During the year ended December 31, 2005, we received $6.4 million of cash from the disposition of hotels and related assets which was reinvested into purchases or construction of new hotels.
     We purchased 3 hotels during the fiscal year ended December 31, 2006, for an aggregate purchase price of $26.6 million. We sold 3 hotels for an aggregate $8.5 million cash during 2006. We purchased 11 hotels during the fiscal year ended December 31, 2005, for an aggregate purchase price of $77.4 million. We completed construction of 1 hotel during 2005 with a total cost of $6.6 million. We also acquired 1 hotel as a result of a membership interest exchange in the amount of $2.2 million during 2005. We sold 3 hotels for an aggregate $6.4 million cash during 2005.
     Certain of our borrowing arrangements require that we maintain cash reserves for payment of property taxes, insurance and maintenance expenses of our hotels. These restricted funds are for use only at the hotels financed by the respective lender requiring the reserve. As of December 31, 2006, $3.8 million of cash reflected on our balance sheet was classified as restricted, and was not available for other operating purposes. As of December 31, 2005, $7.1 million of cash reflected on our balance sheet was classified as restricted, and was not available for other operating purposes. The reduction in the restricted cash from December 31, 2005 to December 31, 2006 provided net cash inflow of $3.3 million. The significant decrease in restricted funds was due to the remodeling and renovations performed at several of our hotels during 2006, which were partially funded through these reserves.
     Cash From Financing Activities
     Purchases of hotels and new hotel construction have historically been funded with a mix of 35%-40% equity, and 60%-65% debt financing.
     In October 2005, we began a private equity offering exempt from registration requirements pursuant to Section 506 of the Securities Act of 1933. We received and accepted subscriptions from 124 holders for 133.25 Units with gross proceeds of $13.3 million. All proceeds from the offering were received during 2006. Additional information concerning this offering is discussed in Item

5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     We entered into financing arrangements providing $56.0 million of cash to the Company in 2006, and $110.5 million of cash to the Company in 2005. We paid $18.7 million and $59.2 million in principal payments on long-term debt during the years ended December 31, 2006, and December 31, 2005, respectively. The significant principal payments during 2005 were largely the result of refinancing several of the Company’s loans. We also received $12.5 million and $22.2 million in equity contributions during the years ended December 31, 2006, and December 31, 2005, respectively.
     We entered into agreements securing a $25 million line of credit with First National Bank of Omaha for the purpose of temporarily funding acquisitions and construction of new hotels (“Acquisition Line of Credit”). The Acquisition Line of Credit carries an interest rate at the prime rate for non-real estate secured advances, and at the prime rate less 1/2 to 3/4% for real estate secured advances. The borrowings under the Acquisition Line of Credit are repaid as permanent financing and equity sources for such acquisitions are secured. The amount available under the Acquisition Line of Credit was increased to $30 million in March 2006. The outstanding balance on the Acquisition Line of Credit as of December 31, 2006 was $7.4 million. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00.
          In addition, we entered into agreements securing a $50 million credit pool with First National Bank of Omaha for the permanent financing of hotels. Each loan from the credit pool is classified as either a Pool One loan or a Pool Two loan. Loans from Pool One pay interest only for a maximum of two years, and carry an interest rate of LIBOR plus 2.65%. Loans from Pool Two are for a term of five years, and principal and interest payments are based upon a twenty-year amortization schedule. The Pool Two loans carry an interest rate ranging from LIBOR plus 2.0% to LIBOR plus 2.5%, depending upon the Company’s most recent financial performance. Under this arrangement, our hotels can be financed in Pool One for up to two years and then be financed in Pool Two for up to five years. The outstanding balance on the Credit Pool as of December 31, 2006 was $21.4 million. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00.
     We have a permanent loan with Lehman Brothers Bank secured by 27 of our hotels. As of December 31, 2006, the principal balance of the loan was $84.8 million. The interest rate is fixed at 5.4% and the loan matures in January 2012. We are required to maintain a replacement reserve equal to 4% of gross income of the secured hotels.
     We have a permanent loan with ING Life Insurance and Annuity Company secured by 6 of our hotels. As of December 31, 2006, the outstanding principal balance on this loan was $33.3 million. This loan carries an interest rate of 5.6% and matures January 2025, with options for the lender to call the note beginning in 2012 upon six months prior notice.
     On June 15, 2006, we secured a $36.6 million permanent loan with ING Life Insurance and Annuity Company, secured by 9 of our hotels. As of December 31, 2006, the outstanding principal balance on this loan was $36.2 million. This loan carries an interest rate of 6.1% and matures July 2012.
     We have a permanent loan with Credit Suisse First Boston Mortgage Capital, LLC secured by 2 of our hotels. As of December 31, 2006, the outstanding principal balance on this loan was $15.0 million. This loan carries an interest rate of 7.5% and matures November 2024. We are required to maintain replacement reserves equal to 5% of the gross income of the secured hotels.
     We secured two construction/semi-permanent loans from M&I Marshall & Ilsley Bank to finance the construction of two hotels in Bloomington, Minnesota. The maximum principal available under the loans is $24.5 million. The interest rate is variable, at LIBOR plus 2.55%. Both notes mature in March 2009.
     We have also obtained financing with regional banks, or in connection with a hotel acquisition have assumed the financing, for several of our hotels. As of December 31, 2006, 78.7 % of our debt on the hotels carried a fixed interest rate. Certain of these loans may contain provisions requiring maintenance of specific leverage ratios or replacement reserves.
          Uses of Cash
     Our primary uses of cash are to fund operational expenses, debt service, capital improvements on existing hotels, acquisition or construction of new hotels, and distributions to members. Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members. We anticipate that cash flow from operations will be sufficient to fund these requirements for the foreseeable future. Distributions to members totaled $25.1 million during the year ended December 31, 2006, and $21.6 million during the year ended December 31, 2005.
     Major capital improvements on existing hotels and the acquisition or construction of new hotels is funded primarily through financing of hotels with commercial lenders and equity contributions. Due to the rapid increase in construction of new hotels, the total amount of our debt is anticipated to increase quickly. Because the hotels being financed are under construction, however, they are not generating cash from operations. Most of the loans obtained for the construction of new hotels do not require interest payments, and instead interest is financed through advances on the respective construction loans. Hence, we do not anticipate an increased short-term use of cash to fund financing costs as financing costs will be funded by additional debt. At such time as the construction loans begin amortizing, the respective hotels will be operating and are expected to generate additional cash from operations to fund debt service. We used cash from investing activities in the amount of $64.2 million and $90.1 million for hotel acquisitions during the years ended December 31, 2006, and December 31, 2005, respectively.
          Additional Information Concerning Sources and Uses of Cash
     We have $6.8 million in outstanding debt maturing during 2007, and have $5.2 million in scheduled principal payments during 2007. Based upon our current level of operations, funds available on our credit pool, and other financing opportunities believed to be available to the

Company, management believes that we have sufficient financing sources to meet scheduled maturities, equity distributions, working capital requirements, anticipated capital expenditures, anticipated operational expenses including advertising and marketing, scheduled interest and principal debt payments for the foreseeable future. However, there is no assurance that we will be able to refinance our indebtedness as it becomes due, and if we are able to secure financing, that it will be on favorable terms. In addition, we cannot provide assurance that our business will continue to generate cash flow at or above historical levels or the projected results will be achieved.
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
     We have historically made monthly Priority Return distributions to Class A and Class A-1 members and plan to continue to do so in the future. In addition, generally during April, July and October, we distribute excess cash resulting from hotel operations to Class A, Class A-1, Class B and Class C members. During the years ended December 31, 2006 and 2005, the Company’s average monthly Priority Return distribution was $893,128 and $705,842, respectively. During the years ended December 31, 2006 and 2005, the Company’s average monthly distribution of excess cash was $1,202,584 and $1,095,729, respectively. The Company increased its total distributions to investors by over $3.5 million from the year ended December 31, 2005 to the year ended December 31, 2006. There can be no assurance that we will be able to make the monthly Priority Return or additional distributions in the future. However, based upon current operating conditions, management believes that we will continue such distributions into the foreseeable future.
     Management believes that interest rates will continue to rise. Due to our significant reliance on financing for the acquisition and construction of hotels, continued increases in interest rates may affect our ability to acquire or build hotels which meet our investment objectives. Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at interest rates similar to those on credit facilities currently financing our hotels. In addition, as of December 31, 2006, approximately 21.3% of our indebtedness carried variable interest rates which increase as general interest rates rise. Continued increases in interest rates are expected to reduce cash flow from operations.
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

Recent Developments
     Loans
     On March 5, 2007 we entered into a loan agreement with Fortress Credit Corp. for the purpose of financing our equity requirements for the acquisition, development and construction of real estate and hotel properties. The loan is in the amount of $99.7 million. Up to $75.0 million of the loan may be advanced to fund a portion of real estate acquisition and construction costs. The remaining $24.7 million may be advanced to fund interest payments under the loan. The interest rate on the note is a variable rate, at 30-day LIBOR plus 575 basis points. Interest is payable monthly, and no principal payments are scheduled. The maturity date of the note is March 5, 2010, with two one-year maturity date extensions which may be exercised in the discretion of the Company. The loan is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries.
     Wholly-Owned Subsidiary
     Pursuant to the Fortress Credit Corp. loan discussed above, we are required to have a wholly-owned subsidiary own all new hotels purchased or developed. We have recently formed Summit Hospitality V, LLC for this purpose. It is formed under the laws of the State of South Dakota. Summit Hospitality V, LLC is wholly-owned by the Company. It is managed by a board of managers comprised of Kerry W. Boekelheide, our CEO and Manager, Christopher D. Bills, our CFO and Manager, and two independent managers. The independent managers are entitled to vote only upon the Company’s decision to file bankruptcy or initiate other insolvency proceedings. The two independent managers have no voting authority or managerial control except in these limited circumstances. All assets, liabilities, expenses and revenues of our wholly-owned subsidiaries are reflected on our financial statements.
     Acquisitions and Dispositions
     Since December 31, 2006, we have entered into contracts to acquire and dispose of properties. These developments are set forth in the table below.

Location	# Rooms	Franchise	Property Purchased	Status	Closing Date (1)
Irving, TX(2)(3)	122	AmeriSuites/Walnut Hill	Hotel	Under Contract	4/30/07
Irving, TX(2)(3)	128	AmeriSuites/Hidden Ridge	Hotel	Under Contract	4/30/07
Austin, TX(2)	136	Aloft	Land	Under Contract	6/14/07
Ft. Smith, AR(2)	30	Aspen Hotel addition	Land	Under Contract	6/14/07
Boise, ID(4)	N/A	N/A	Land	Under Contract to Sell	8/1/07

(1)	For properties under contract, the closing date is estimated. The properties listed do not include those properties that were under contract to purchase prior to December 31, 2006, but which were purchased after January 1, 2007. For additional information see Item 2. Properties.

(2)	Number of units and franchise indicate our plans as of March 1, 2007, which are subject to change.

(3)	AmeriSuites/Walnut Hill will be converted to a Hyatt Place during 2007; AmeriSuites/Hidden Ridge will be converted to a Hawthorn Suites during 2007.

(4)	We are selling approximately 1 acre of vacant land adjacent to the Boise, Idaho Cambria Suites. The lot will be developed as an Applebee’s Restaurant.
     The aggregate purchase and construction cost of the properties described in the above table is $33.0 million. The anticipated purchases and construction projects listed above will be financed through the $99.7 million loan with Fortress Credit Corp.; anticipated financing arrangements with General Electric Capital Corporation; the Acquisition line of credit and the Credit Pool line of credit. The sale price of the one property under contract to be sold is $600,000.
Contractual Obligations
     We had the following contractual obligations outstanding as of December 31, 2006 (in millions):

		Due In
		Less Than	Due In	Due In	Due After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$222.2	$12.0	$28.8	$13.5	$167.9
Operating lease obligations	$7.0	$0.2	$0.5	$0.5	$5.8
Other (1)	$14.9	$14.2	$0.7	$0.0	$0.0

Total	$244.1	$26.4	$30.0	$14.0	$173.7

(1)	The line of credit at First National Bank of Omaha had an outstanding balance of $7.4 million as of December 31, 2006. The Company had construction loans with aggregate outstanding balances of $7.5 million as of December 31, 2006. See Item 8. Financial Statements and Supplementary Data – Note 10 to Consolidated Financial Statements.
     As of December 31, 2006, the Company has entered into construction contracts to develop and build 8 hotels in Idaho, Mississippi, Texas, Colorado, Louisiana, and Minnesota for approximately $69 million.
     Since December 31, 2006, the Company has entered into agreements to purchase or has purchased real estate in Fort Smith, Arkansas, San Antonio, Texas, Houston, Texas, and Austin, Texas, with an aggregate purchase price of $12.9 million. The Company intends to construct an addition to the Fort Smith, Arkansas Aspen Hotel & Suites, and build two hotels on each Texas site, except for the Austin, Texas parcel on which we intend to build one hotel.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that are likely to have a material impact on our assets, liabilities, revenues or operating expenses.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     As of December 31, 2006, 78.7% of our debt carried fixed interest rates, and 21.3% carried variable interest rates. As of December 31, 2006, our fixed interest rate debt totaled $186.8 million. Our variable interest rate debt totaled $50.4 million as of December 31, 2006, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit. Assuming no increase in the amount of our variable rated debt, if the interest rates on our variable rated debt were to increase by 1.0%, our cash flow would decrease by approximately $504,000 per year.
     Furthermore, as our debts mature the financing arrangements which carry fixed interest rates will become subject to interest rate risk. Approximately $6.8 million of the Company’s long-term debt will be due during 2007. Of this amount, $0.00 carries a fixed interest rate, and $6.8 million carries a variable interest rate. Additional information concerning our fixed- and variable-rate debt is included in Item 8. Financial Statements and Supplementary Data – Note 10 to Consolidated Financial Statements.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Index to the Financial Statements on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9.A. CONTROLS AND PROCEDURES
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

ITEM 9.B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     We are managed by a Board of Managers and a Company Manager. The Company Manager is The Summit Group, Inc., an affiliate of the Company and the Class C Member. Day-to-day operations are managed by the Company Manager, through its executive officers.
     The Board of Managers consists of seven Managers appointed as follows: four are appointed by the Class C Member; one member with a significant membership interest in the Company is appointed annually by the Class C Member (“Investor Representative”); one independent Manager (“Independent Manager”) is appointed by the remaining Managers; either one additional Investor Representative is appointed annually by the Class C Member or one additional Independent Manager is appointed by the Class C Member. For these purposes, an Independent Manager may be a member of the Company, but shall not be an employee or officer. Upon a majority vote of the Board of Managers the number of Managers on the Board may be increased to nine seats. In the event the number of seats on the Board of Managers is increased to nine, the additional seats shall consist of one additional person who shall be either an Investor Representative or Independent Manager appointed annually by the Class C Member and one nominee of the Class C Member. Each Manager shall hold office for the term for which he is elected and thereafter until his successor shall have been elected and qualified, or until his earlier death, resignation or removal. Managers are not required to be members of the Company.
     The following sets forth certain information concerning each of our Managers and Executive Officers.
Kerry W. Boekelheide.
     Kerry W. Boekelheide, age 52, has been a Manager of the Company since January 2004 and is an appointee of the Class C Member. He has been the CEO since April 24, 2006. Mr. Boekelheide is the sole owner of The Summit Group, Inc., and is currently its sole director. The Summit Group, Inc. was formed by Mr. Boekelheide and a partner in 1991. Mr. Boekelheide bought out his partner in 2001. The Summit Group, Inc. is an affiliate of the Company, and prior to the formation of the Company, developed and managed numerous hotels. From 1980 through 1991, Mr. Boekelheide served in management and executive officer positions with several hotel development and management companies.
Craig J. Aniszewski.
     Mr. Aniszewski, age 44, has been a Manager of the Company since January 2004 and is an appointee of the Class C Member. Mr. Aniszewski joined The Summit Group, Inc., in 1997, as the Vice President of Operations and Development. He has recently become the Executive Vice President and Chief Operating Officer of The Summit Group, Inc. His primary responsibility is overseeing the operations of the Company’s hotels. Prior to joining The Summit Group, Mr.

Aniszewski worked for Marriott International for thirteen years in several hotel operations supervisory positions.
Christopher D. Bills.
     Christopher Bills, age 38, has been a Manager of the Company since January 2004 and is an appointee of the Class C Member. He has also been the CFO since April 24, 2006. Mr. Bills joined The Summit Group, Inc., in 2001 as its Vice President and Chief Operating Officer. He has recently become the President and Chief Executive Officer of The Summit Group, Inc., and is responsible for its general management and oversight. From 1993 to 2001, Mr. Bills was the General Manager and Executive Vice President of US Bancorp Healthcare Finance, formerly Secured Funding. He was its Director of Sales at its point of inception and later was promoted to the position of General Manager.
Daniel P. Hansen.
     Daniel Hansen, age 38, has been a Manager of the Company since October 2005 and is an appointee of the Class C Member. Mr. Hansen joined The Summit Group, Inc., in 2003 as Vice President of Investor Relations. He has recently become the Executive Vice President and Chief Development Officer for The Summit Group, Inc. His primary responsibilities are securing equity capital and locating new hotel investments/development opportunities. From 1992 to 2003, Mr. Hansen was a Vice-President and Regional Sales Manager for Merrill Lynch in the Texas Mid South Region which included Texas, Louisiana, Arkansas and Oklahoma. His responsibilities included marketing, training, and client acquisition.
Thomas E. Pruner.
     Tom Pruner, age 48, has been a Manager of the Company since October 2005 and is an Independent Manager appointed by the Class C Member. He is a partner of Henry Scholten & Company, LLP, a certified public accounting firm located in Sioux Falls, South Dakota. Mr. Pruner has been a member of the firm for over 24 years. In addition to his position as partner, Mr. Pruner is also the head of his firm’s tax department. In addition to being a Certified Public Accountant/Personal Financial Specialist, Mr. Pruner is also a Certified Financial Planner.
Robert G. Pulver.
     Robert G. Pulver, age 57, has been a Manager of the Company since July 2004 and is an Independent Manager appointed by the Managers. He has been the President and Chief Executive Officer of All-State Industries, Inc. since 1974. All-State Industries manufactures rubber products. Mr. Pulver is a Director of West Bankcorporation, Inc. [WTBA], a public bank holding company and West Des Moines State Bank. He is a member of the Board of Directors of Blank Children’s Hospital.

Paul A. Schock.
     Paul Schock, age 48, has been a Manager of the Company since July 2004 and is the Investor Representative appointed by the Class C Member. Mr. Schock has been a Director of VeraSun Energy Corporation [VSE] since 2005. He served from 2005 through 2006 as the Vice President of Corporate Development of VeraSun Energy. VeraSun Energy is a developer, owner and manager of ethanol manufacturing plants. From 1989 until 2004, Mr. Schock was a founding partner and co-manager of Bluestem Capital Company, a private equity firm based in Sioux Falls, SD, with approximately $150 million in assets under management.
     Holders of Class A, Class A-1 and Class B Membership Interests have no right to nominate or vote for the Managers of the Company.
                    Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act requires our executive officers and managers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Our officers and managers and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our executive officers, managers and greater than ten percent beneficial owners were satisfied.
                    Code of Ethics
     We have adopted a Code of Business Conduct and Ethics, our Code of Ethics, relating to the conduct of our business by our employees, executive officers and Managers. Our Audit Committee retains responsibility for administering and interpreting our Code of Ethics. Our Code of Ethics generally provides, among other things, that our Managers, executive officers and employees must:
•	not engage in any unlawful activity in conducting our business;

•	avoid conflicts of interest arising between the persons’ responsibilities related our business and the person’s personal or family interests;

•	not divert corporate opportunities that are discovered through the use of our property or information to himself or herself unless that opportunity has first been presented to, and rejected by, us;

•	not compete with us;

•	deal ethically and lawfully with our customers, suppliers, competitors and employees;

•	maintain complete and accurate business and financial records;

•	not disclose or distribute our confidential information, except when such disclosure is authorized by us or required by law;

•	protect our assets that are entrusted to them and take steps to ensure that our assets are used only for legitimate business purposes; and

•	not use our property or information for his or her improper personal gain.
     Our Code of Ethics also contains compliance procedures, allows for the anonymous reporting of a suspected violation of our Code of Ethics and specifically forbids retaliation against any executive officer or employee who reports suspected misconduct in good faith. The provisions of our Code of Ethics may only be waived or amended by our Board of Managers or, if permitted, a committee of our Board of Managers. Waivers of our Code of Ethics that apply to our executive officers or Board of Managers must be filed with the Securities and Exchange Commission.
     The Company does not maintain an Internet website. A copy of the Code of Ethics is available in print to any member without charge upon written request addressed to Summit Hotel Properties, LLC, Attn: General Counsel, 2701 South Minnesota Avenue, Suite 6, Sioux Falls, SD 57105. Our Code of Ethics is attached to this Annual Report as Exhibit 14.1.
                    Corporate Governance
     Executive Officers
     Kerry W. Boekelheide is our Chief Executive Officer, and Christopher D. Bills is our Chief Financial Officer. The day-to-day responsibilities of these officers are limited as day-to-day operations of the Company are managed by our Company Manager. The primary responsibilities of our Chief Executive Officer include setting Company goals and policies, providing Board support, and general oversight of the operations of the Company. The primary responsibilities of our Chief Financial Officer include setting financial, accounting and tax policies, and oversight of the financial administration and controls of the Company.
     Compensation Committee
     The Compensation Committee is comprised of a designee appointed by Paul Schock, the Investor Representative on the Board, and a representative appointed by The Summit Group. Currently, Robert Pulver is the designee of the Investor Representative and Kerry W. Boekelheide has been appointed by The Summit Group.
     The Compensation Committee is responsible for setting the compensation packages, including salary, commissions, bonuses, and benefits of the Managers and executive officers of the Company. In addition, the Compensation Committee reviews the reimbursement paid to The Summit Group for its service as hotel manager and Company Manager.
     Audit Committee
     The Audit Committee is charged with hiring our independent registered public accounting firm, setting policy and procedure concerning our bookkeeping, accounting, tax return preparation and financial controls. The Audit Committee may be comprised of two or three Managers, none of whom shall be an employee or officer of the Company. One of the Audit Committee members must be generally regarded as a financial expert.

     The Audit Committee is currently comprised of Managers Thomas Pruner and Paul Schock. Mr. Pruner is “independent” as defined by federal securities laws and Section 4200(a)(15) of the listing requirements of the National Association of Securities Dealers, and is the Audit Committee financial expert, as defined by federal securities laws.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Committee Report.
     Our executive compensation program is administered under the direction of the Compensation Committee of our Board of Managers. The current members of the Compensation Committee are Kerry W. Boekelheide and Robert Pulver.
     The undersigned members of the Compensation Committee of the Board of Managers of Summit Hotel Properties, LLC submit this report as follows:
     Our executive officers began service on April 24, 2006. Our executive officers and employee-Managers receive no salary or bonus directly from the Company. Their compensation is paid by The Summit Group, Inc. and a portion is reimbursed by us through the management fee, as further described in Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The Compensation Committee is responsible for establishing and reviewing compensation programs. To date, however, the Company does not offer any long-term compensation programs. No options to purchase membership interests are held by any party. There are no contracts, agreements, plans or arrangements that provide for payment to any officer in connection with any termination or change in any officer’s responsibilities, or upon change in control of the Company. At this time, we do not anticipate issuing equity-based compensation to any executive officers or employees but reserve the right to do so based upon the recommendation of the Compensation Committee.
     As there is no compensation program, no plans, no awards, no pension benefits, and no deferred compensation for any employees or officers, no Compensation Discussion and Analysis has been prepared by the Company or reviewed by the Compensation Committee, and no compensation tables have been prepared.
Submitted by the Compensation Committee
Kerry W. Boekelheide
Robert Pulver
Compensation Committee Interlocks and Insider Participation
     The Company has established a Compensation Committee consisting of Robert Pulver and Kerry W. Boekelheide. Mr. Pulver has not served as an employee or officer of the

Company, and does not have any relationships with the Company requiring disclosure under applicable rules of the rules and regulations of the SEC.
     Mr. Boekelheide is the Chief Executive Officer of the Company. Furthermore, he is the Chairman of the Board of Directors and sole shareholder of The Summit Group, Inc. Mr. Boekelheide is also a Class A Member of the Company. In addition, Mr. Boekelheide is the President and principal of Summit Real Estate Investments, LLC, which acts as a broker-dealer for the Company’s securities offerings. These relationships and compensation, distributions or other payments received during 2006 as a result of such relationships is disclosed in Item 13. Certain Relationships and Related Transactions, and Director Independence.
     None of our executive officers serves as a director of, or a member of the compensation committee of, any entity that has one or more of its executive officers serving as a member of our Board of Managers or Compensation Committee.
Compensation of Managers.
     Members of the Board of Managers who are also employees of the Company or The Summit Group do not receive any compensation for their service as Managers. Managers who are not employees receive an annual Manager fee of $20,000 payable in quarterly installments in cash.
Employment Contracts.
     The Company does not have employment contracts with its executive officers, as the individuals who perform the functions of executive officers are employees of The Summit Group.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information with respect to the beneficial ownership of the Company’s Membership Interests, as of December 31, 2006, by:
-	each person who is known by us to be the beneficial owner of 5 percent or more of each Class of the Company’s voting membership interests;

-	each manager, each manager nominee, our executive officers identified in the “Executive Compensation” section below; and

-	all of our managers, manager nominees and executive officers as a group.
     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

     Each time the Company accepts new capital from the sale of membership interests, the membership interests of all other members in all classes of membership are re-calculated. Therefore, the beneficial ownership percentages set forth in the table below are frequently adjusted slightly regardless of any acquisition or disposition of interests by the persons listed in the table below.
     Except as otherwise noted in the footnotes below, the individual parties listed below had sole voting and investment power with respect to such securities.

Certain Beneficial Owners

Name and Address	Percent of
of Beneficial Owner	Class (1)
Class A Interests

Bellevue Partners, L.L.C.	5.36	%(2)
122 S. Phillips Avenue, Suite 300
Sioux Falls, SD 57104

Steven T. Kirby	17.01	%(3)
122 S. Phillips Avenue, Suite 300
Sioux Falls, SD 57104

Bluestem Capital Company	15.40	%(4)
122 S. Phillips Avenue, Suite 300
Sioux Falls, SD 57104

Class A-1 Interests

Bluestem Capital Company	16.90	%(5)
122 S. Phillips Avenue, Suite 300
Sioux Falls, SD 57104

Class C Interests

The Summit Group, Inc.	100.00	%(6)
2701 S. Minnesota Ave., Ste. 6
Sioux Falls, SD 57105
Managers and Executive Officers of the Company

Name	Percent of
of Beneficial Owner	Class (1)
Class A Interests
Kerry W. Boekelheide	8.38	%(7)
Paul A. Schock	14.89	%(8)
Robert G. Pulver	0.14%

All Executive Officers and Managers as a Group (3 persons)	23.41%

Class B Interests
Craig J. Aniszewski	1.05%
Kerry W. Boekelheide	62.63	%(9)
Paul A. Schock	13.92	%(10)

All Executive Officers and Managers as a Group (3 persons)	77.60%

Class C Interests
The Summit Group, Inc.	100.00	%(6)

All Executive Officers and Managers as a Group (1 person)	100.00%

(1)	The Company’s membership interests are presented as percentages of ownership, rather than in shares or units.

(2)	Steven T. Kirby holds sole voting and investment control over Bellevue Partners, LLC.

(3)	Steven T. Kirby may be deemed to be the beneficial owner of Class A interests, including 10.04% of the Class A Interests held by Bluestem Capital Company, L.L.C., in addition to the 5.36% of Class A Interests held by Bellevue Partners, L.L.C., because of his sole voting and investment control over that entity. Mr. Kirby disclaims beneficial ownership of these securities except to the extent of his respective pecuniary interest therein. Voting and investment power for those securities beneficially held by Bluestem Capital Company, LLC is as described in footnote (4). Mr. Kirby holds sole voting and investment power for the remaining 1.7% securities beneficially held.

(4)	Bluestem Capital Company, LLC may be deemed to be the beneficial owner of Class A Interests, including: 3.07% held by Bluestem Capital Partners I, LLC; 5.36% held by Bellevue Partners, LLC; 0.52% held by OSandY Partners, LLC; 0.60% held by Carrier Pasta, LLC; 4.59% held by Bluestem Growth & Income Fund, LLC; and 1.26% held by Bluestem Growth & Income Fund II, LLC. Bluestem Capital Company, LLC disclaims beneficial ownership of these securities except to the extent of its respective pecuniary interest therein. Steven T. Kirby holds sole voting and investment control over Bluestem Capital Company, LLC and each of the entities listed in this footnote (4), except he shares voting and investment power over Carrier Pasta, LLC with John Dennis and Tyler Stowater.

(5)	Bluestem Capital Company may be deemed to be the beneficial owner of Class A-1 interests held by Bluestem Growth & Income Fund II, LLC. Bluestem Capital Company, LLC disclaims beneficial ownership of these securities except to the extent of its respective pecuniary interest therein. Steven T. Kirby holds sole voting and investment power over securities held by Bluestem Growth & Income Funds II, LLC.

(6)	Mr. Boekelheide is the sole stockholder of The Summit Group, Inc., and, holds sole investment and voting control over the interests held by The Summit Group, Inc.

(7)	Mr. Boekelheide may be deemed to be the beneficial owner of Class A membership interests, including: 2.79% held by TS One, Inc.; 2.19% held by KS Two, Inc.; and 3.13% held by KS Three, Inc. Mr. Boekelheide shares voting and investment power with James P. Koehler over the securities held by KS Two, Inc. and KS Three, Inc. Mr. Boekelheide shares voting and investment power with Gary Tharaldson over the securities held by TS One, Inc. Mr. Boekelheide disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(8)	Paul A. Schock may be deemed the beneficial owner of Class A membership interests, including: 0.52% held by Nordica Enterprises, Inc.; 2.25% held by Schock Investment Partnership; 0.60% held by Carrier Pasta, LLC; 0.09% held by Mystic Partnership; and 11.41% held by Schock Financial Services, Inc. Mr. Schock has sole investment and voting power in Schock Financial Services, Inc. Mr. Schock holds shared investment and voting power as follows: Nordica Enterprises, Inc. (shared with Lynne Steele, Bernie Schock, Roberta Kohrt, and Steve Schock who, with Paul Schock, constitute the Nordica Enterprises Board of Directors); Mystic Partnership (shared with Bernie Schock, Steve Schock, Barbara Martin, and Robert Kohrt, who with Paul Schock, constitute the partners of the general partnership); and Schock Investment Partnership (shared with 10 other general partners, including Nordica Enterprises, Inc., however, none of the persons or entities have more than 16.48% of the voting or investment control). Mr. Schock does not hold voting or investment power over Carrier Pasta, LLC. Mr. Schock disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(9)	Mr. Boekelheide may be deemed the beneficial owner of Class B membership interests, including: 5.07% held by SHB, Inc.; and 57.56% held by The Summit Group, Inc. Mr. Boekelheide has shared investment and voting power in SHB, Inc. with Michael Sahli. Mr. Boekelheide disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein

(10)	Paul A. Schock may be deemed the beneficial owner of Class B membership interests, including 13.61% held by Schock Financial Services, Inc. as he holds sole voting and investment power over these securities. Mr. Schock disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Summit Group, Inc.
General.
     The Summit Group is the Class C Member and the Company Manager. The Summit Group, as Class C Member, is entitled to appoint 6 of the 7 Managers.
Management Agreement.
     We have entered into a contract with The Summit Group whereby The Summit Group provides us with certain hotel management services. For these services we reimburse The Summit Group for all of its expenses related to the management of our hotels, with certain exceptions. Such reimbursement, together with reimbursements to The Summit Group in its capacity as Company Manager, may not exceed 4.5% of the gross revenues of our hotels in any year. Expenses that are included in the reimbursement subject to the 4.5% cap include: salaries and benefits of The Summit Group employees who act as our executive officers and Managers; office lease expenses; salaries, bonuses and benefits provided to The Summit Group’s employees and executive officers; and all other overhead expenses. Reimbursable expenses incurred by The Summit Group that are not included in the 4.5% cap include: expenses related to the acquisition and development of hotels; expenses that are customarily paid for or performed directly by hotels, such as bookkeeping and accounting expenses; and funds advanced for services performed by third parties, such as accounting, tax and legal services. There is no limit on the reimbursement of expenses that are not subject to the 4.5% cap. The Compensation Committee reviews the reimbursements to The Summit Group on an annual basis, or more frequently in its discretion. The Summit Group cannot be removed, or the Hotel Management Agreement terminated, except for cause as specified in the Hotel Management Agreement.
     The reimbursements to The Summit Group for its services as Hotel Manager and as Company Manager during the year ended December 31, 2006 totaled $3,988,019, which was 3.3% of revenues, and for the year ended December 31, 2005 totaled $2,709,991, which was 2.9% of revenues. We also reimbursed The Summit Group $549,481 and $499,281 for accounting services during the years ended December 31, 2006, and 2005, respectively.
Membership Interests.
     The Summit Group is the sole Class C Member of the Company. As of December 31, 2006 and 2005, the Class C Member owned approximately 42.8444% and 42.3162%, respectively, of the total membership interests of the Company. During the years ended December 31, 2006 and 2005, The Summit Group received $5,780,665 and $5,319,822, respectively, in distributions as a result of its Class C interest ownership.
     The Summit Group is a Class B Member of the Company. As of December 31, 2006, and 2005, it owned 57.56% and 57.8%, respectively, of the Class B membership interests, and this comprised 4.6706%, and 5.0342%, respectively, of the total membership interests of the Company. The Summit Group received $632,801 and $630,763 in the years ended December 31, 2006 and 2005, respectively, in distributions as a result of its Class B interest ownership.
     The Summit Group’s Sharing Ratio as a result of its combined Class B and Class C membership interests was 47.52 % as of December 31, 2006, and is subject to increase in the event we issue additional membership interests, including as a result of future private offerings or consolidation of additional entities.
     As of December 31, 2006 and 2005, the Company had Accounts Payable to The Summit Group in the amount of $1,678,761 and $1,591,775, respectively, relating to reimbursement of development expenses for 11 acquired properties.
Summit Real Estate Investments, LLC
     Summit Real Estate Investments, LLC (“SREI”) provides brokerage services in connection with sales made under the Company’s private offerings. SREI is 100% owned by Kerry W. Boekelheide, and is managed by its President, Kerry W. Boekelheide. Mr. Boekelheide is a Principal, Executive Officer, and a Manager of the Company. SREI may receive selling commissions no greater than 6% of the gross purchase price per Company membership unit sold by SREI. We have also agreed to pay SREI a 1% placement agent fee on the gross purchase price of Company membership units sold by SREI and/or other broker-dealers contracted by SREI, and an offering expense reimbursement fee of 1% of the gross purchase price per Company membership unit sold by SREI. In the years ended December 31, 2006 and 2005, we paid SREI a total of $218,500 and $463,760, respectively, in commissions and fees related to sales of Company securities.
Kerry W. Boekelheide
     Kerry W. Boekelheide is the sole voting owner and sole director of The Summit Group. Mr. Boekelheide also is a Class A Member of the Company. As of December 31, 2006, he owned 5.4438% of the Class A Membership Interests, and this comprised 2.5006% of the total membership interests of the Company. During the years ended December 31, 2006 and 2005,

Mr. Boekelheide received $557,433 and $582,794, respectively, in distributions as a result of his Class A interest ownership.
Review Approval or Ratification of Transactions with Related Persons
     The Company’s Third Amended and Restated Operating Agreement (“Operating Agreement”) provides that no transaction between a related person and the Company is void or voidable solely by virtue of the existence of such relationship, or because the related person participates in the meeting of Managers which authorizes the transaction, or because such related person’s votes are counted for the purpose of authorizing the transaction. The Operating Agreement further states that Managers may own Membership Interests in the Company.
     The Operating Agreement provides that The Summit Group, Inc. shall be the Hotel Manager for the Company and describes the compensation and reimbursements payable to The Summit Group, Inc. as a result of such position. The Compensation Committee retains responsibility for the review of all compensation and reimbursements paid to The Summit Group, Inc.
     All other transactions with related parties are subject to the review and approval of the Company Manager or the Board of Managers, as set forth in the Operating Agreement. Transactions with related parties, except as set forth in the Operating Agreement or otherwise approved by the Board of Managers, are to be based upon terms no worse than those that could be received from an independent third party. The Company believes that no transactions were entered into with related parties between January 1, 2006 and December 31, 2006 that did not comply with the above terms.
     Manager Independence
     The Board of Managers consists of seven Managers, who are: Kerry W. Boekelheide, Christopher D. Bills, Craig J. Aniszewski, Daniel Hansen, Robert Pulver, Paul A. Schock and Thomas Pruner. The Managers were appointed as follows:
•	Four Managers are appointed by the Class C Member – these are Kerry W. Boekelheide, Christopher D. Bills, Craig J. Aniszewski, and Daniel Hansen.

•	One member with a significant membership interest in the Company is appointed annually by the Class C Member (“Investor Representative”) – Paul A. Schock has been appointed in this position.

•	One independent Manager (“Independent Manager”) is appointed by the Managers – Robert Pulver has been appointed in this position.

•	Either one additional Investor Representative is appointed annually by the Class C Member or one additional Independent Manager is appointed by the Class C Member. The Class C Member appointed an Independent Manager – Thomas Pruner has been appointed to this position.
     For these purposes, an Independent Manager may be a member of the Company, but shall not be an employee or officer. Each of these persons is either appointed by the Class C Member,

or by the Managers, who each has been appointed by the Class C Member. Consequently, none of these persons is independent, as defined by applicable securities rules and regulations.
     The Company does not maintain an Internet website. The manner for appointment of the Board of Managers and the Company’s definition of independent manager are set forth in the Company’s Third Amended and Restated Operating Agreement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees and Audit-Related Fees
     Gordon Hughes & Banks, LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2006 and 2005. Aggregate fees paid by the Company for professional services rendered by Gordon Hughes & Banks for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Audit Fees	$85,000	$0
Quarterly Reviews	$6,000	$0
Audit-Related Fees (1)	$3,500	$0

Total	$91,000	$0

(1)	Audit-Related Fees includes fees for services rendered in connection with the filing of the Company’s Form 10 Registration Statement including review of the March 31, 2006 unaudited financial statements included therein.
Auditor Fees Policy.
     Our Board of Directors has adopted an Audit Committee Charter which includes a policy concerning the pre-approval of audit and non-audit services to be provided by our independent accountants. The policy requires that all services provided by our independent accountants, including audit services, audit-related services, and other services, must be pre-approved by our Audit Committee. So long as is in accordance with the Securities Exchange Act of 1934, engagement of our independent accountants for de minimus non-audit related services, however, does not require the approval of our Audit Committee.
     Our Audit Committee approved all audit and non-audit services provided to us by Gordon Hughes & Banks during the 2006 and 2005 fiscal years.
Tax Fees and All Other Fees
     Our principal accountant does not provide any services to the Company other than described above.

Tax Fees and All Other Fees Policies.
     The Company Manager is responsible for hiring and setting the compensation for tax fees and all other fees. The Audit Committee does not have responsibility for pre-approving the services or fees related to such services.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     Financial statements are included herein on pages F-1 – F-25.
     The following Exhibits are filed as part of this Annual Report:

Exhibit
Number	Description of Exhibit
3.1	Articles of Organization of Summit Hotel Properties, LLC (incorporated by reference to the Registrant’s Registration Statement on Form 10)

3.2	Third Amended and Restated Operating Agreement for Summit Hotel Properties, LLC (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.1	Hotel Management Agreement between Summit Hotel Properties, LLC and The Summit Group, Inc., dated February 11, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.2	First Amendment to Hotel Management Agreement between The Summit Group, Inc. and Summit Hotel Properties, LLC, dated April 24, 2006 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.3	Hotel Management Agreement between The Summit Group, Inc. and Summit Hospitality I, LLC, dated December 20, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.4	First Amendment to Hotel Management Agreement between The Summit Group, Inc. and Summit Hospitality I, LLC, dated December 29, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.5	Second Amendment to Hotel Management Agreement between The Summit Group, Inc. and Summit Hospitality I, LLC, dated December 30, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.6	Hotel Management Agreement between The Summit Group, Inc. and Summit Hospitality II, LLC, dated February 18, 2005 (identical in all respects to the Hotel Management Agreements between The Summit Group, Inc., and Summit Hospitality III, LLC, and Summit Hospitality IV, LLC, respectively, except for the parties thereto. Such Hotel Management Agreements have been omitted.) (Incorporated by reference to the Registrant’s Registration Statement on Form 10)

Exhibit
Number	Description of Exhibit
10.7	Hotel Management Agreement between The Summit Group, Inc. and The Summit Group of Detroit, Michigan, LLC dated August 22, 2002 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.8	Hotel Management Agreement between The Summit Group, Inc. and Summit Group of Scottsdale, Arizona, LLC, d/b/a Springhill Suites by Marriott dated July 29, 2003 (identical in all respects to the Hotel Management Agreement between The Summit Group, Inc., and Summit Group of Scottsdale, Arizona, LLC, d/b/a Courtyard by Marriott, dated July 29, 2003, except in the identification of the hotel under management. Such Hotel Management Agreement is omitted.) (Incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.9	Managing Dealer Agreement between Summit Hotel Properties, LLC and Summit Real Estate Investments, LLC dated October 31, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.10	Soliciting Dealer Agreement between Summit Hotel Properties, LLC and Summit Real Estate Investments, LLC dated October 31, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.11	Loan Agreement between Summit Hospitality I, LLC and Lehman Brothers Bank, FSB dated December 30, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.12	Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company dated December 23, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.13	Deed of Trust Note between Dana Suites/Bell Hospitality, L.L.C., and Credit Suisse First Boston Mortgage Capital, LLC, dated July 31, 1998 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.14	Deed of Trust, Assignment of Leases and Rents and Security Agreement between Dana Suites/Bell Hospitality, L.L.C., and Credit Suisse First Boston Mortgage Capital, LLC, dated July 31, 1998 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.15	Note and Deed of Trust Assumption Agreement between JP Morgan Chase Bank F/K/A Chase Manhattan Bank, a New York banking corporation, as trustee for the registered holders of Credit Suisse First Boston Mortgage Securities Corp., Commercial Pass-Through Certificates, Series 1999-C1, Dana Suites/Bell Hospitality, L.L.C., and Summit Group of Scottsdale, Arizona, LLC (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.16	Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated June 24, 2005 (“Credit Pool”) (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.17	First Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, dated November 14, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

Exhibit
Number	Description of Exhibit
10.18	Second Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, dated April 4, 2006

10.19	Third Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, dated September 29, 2006

10.20	Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha dated July 20, 2004 (“Acquisition Line”) (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.21	First Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha dated October 1, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.22	Second Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated June 9, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.23	Third Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated August 24, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.24	Fourth Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated March 1, 2006 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.25	Fifth Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated April 12, 2006

10.26	Sixth Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated November 7, 2006

10.27	Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated June 15, 2006 (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10)

10.28	Loan Agreement between Summit Hotel Properties, LLC and M&I Marshall & Ilsley Bank for loan in the amount of $14,080,000.00, dated July 25, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006)

10.29	Loan Agreement between Summit Hotel Properties, LLC and M&I Marshall & Ilsley Bank for loan in the amount of $10,400,000.00, dated July 25, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006)

10.30	Loan Agreement between Summit Hotel Properties, LLC and Fortress Credit Corp. dated March 5, 2007 for a loan in the amount of $99,700,000 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2007)

14.1	Code of Ethics

21.1	List of Subsidiaries of the Registrant

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer.

Exhibit
Number	Description of Exhibit
31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer.

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.

99.1	List of hotel properties with operating information

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, LLC

Date: March 29, 2007	By: /s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Chief Executive Officer and Manager
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kerry W. Boekelheide	Chief Executive Officer and Manager	March 29, 2007

Kerry W. Boekelheide

/s/ Christopher D. Bills	Chief Financial Officer and Manager	March 29, 2007

Christopher D. Bills

/s/ Craig J. Aniszewski	Manager	March 29, 2007

Craig J. Aniszewski

/s/ Daniel Hansen	Manager	March 29, 2007

Daniel Hansen

/s/ Robert Pulver	Manager	March 29, 2007

Robert Pulver

/s/ Thomas Pruner	Manager	March 29, 2007

Thomas Pruner

/s/ Paul A. Schock	Manager	March 29, 2007

Paul A. Schock

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
     The Company shall furnish an annual report to security holders subsequent to the filing of the annual report on this form. No proxy materials have been sent to security holders.

SUMMIT HOTEL PROPERTIES, LLC
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	F-1

Summit Hotel Properties, LLC:

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-2

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and for the period from January 8, 2004 (inception) through December 31, 2004	F-3

Consolidated Statements of Changes in Members’ Equity for the years ended December 31, 2006 and 2005 and for the period from January 8, 2004 (inception) through December 31, 2004	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period from January 8, 2004 (inception) through December 31, 2004	F-5

Notes to Consolidated Financial Statements	F-7 – F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Managers
Summit Hotel Properties, LLC
Sioux Falls, South Dakota
     We have audited the accompanying consolidated balance sheets of Summit Hotel Properties, LLC (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in members’ equity and cash flows for the years ended December 31, 2006 and 2005, and for the period from January 8, 2004 (inception) through December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Hotel Properties, LLC as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the period from January 8, 2004 (inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
February 28, 2007

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,999,443	$7,339,976
Restricted cash	2,479,940	2,288,962
Trade receivables	3,151,673	3,406,757
Prepaid expenses and other	1,761,769	1,172,480
Assets held for sale	3,110,559	5,151,442

Total current assets	18,503,384	19,359,617

PROPERTY AND EQUIPMENT, NET	331,706,663	288,485,564

OTHER ASSETS
Deferred charges and other assets, net	4,400,900	4,582,014
Restricted cash	1,348,538	4,850,878

Total other assets	5,749,438	9,432,892

TOTAL ASSETS	$355,959,485	$317,278,073

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$12,030,000	$4,222,000
Lines of credit and notes payable	14,905,265	11,271,788
Accounts payable	1,303,471	997,467
Related party accounts payable	2,825,398	2,264,440
Accrued expenses	8,044,929	7,585,654

Total current liabilities	39,109,063	26,341,349

LONG-TERM DEBT, NET OF CURRENT PORTION	210,139,609	180,668,493

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	(1,511,494)	(1,203,398)

MEMBERS’ EQUITY
Class A, 1,166.62 units issued and outstanding	88,253,669	95,596,821
Class A-1, 133.25 units and 0 units issued and outstanding, respectively	11,035,274	—
Class B, 81.36 units issued and outstanding	4,972,353	6,133,132
Class C, 173.60 units issued and outstanding	3,961,011	9,741,676

Total members’ equity	108,222,307	111,471,629

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$355,959,485	$317,278,073

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM
  JANUARY 8, 2004 (INCEPTION) TO DECEMBER 31, 2004

	2006	2005	2004
REVENUES
Room revenues	$119,528,660	$91,001,053	$47,886,891
Other hotel operations revenues	1,998,370	1,528,413	760,922

	121,527,030	92,529,466	48,647,813

COSTS AND EXPENSES
Direct hotel operations	38,842,975	29,285,775	16,139,875
Other hotel operating expenses	13,340,695	10,952,199	5,774,254
General, selling and administrative	21,815,475	16,335,848	10,092,921
Repairs and maintenance	9,637,839	4,923,655	3,071,789
Depreciation and amortization	16,301,710	12,525,374	7,836,058
Loss on impairment of hotel property	—	5,282,874	—

	99,938,694	79,305,725	42,914,897

INCOME FROM OPERATIONS	21,588,336	13,223,741	5,732,916

OTHER INCOME (EXPENSE)
Interest income	754,527	348,851	138,426
Interest (expense)	(13,415,452)	(9,819,363)	(4,569,861)
(Loss) on disposal of assets	(890,996)	(43,663)	(78,054)

	(13,551,921)	(9,514,175)	(4,509,489)

INCOME BEFORE MINORITY INTERESTS	8,036,415	3,709,566	1,223,427

MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED PARTNERSHIPS	660,904	352,102	—

INCOME FROM CONTINUING OPERATIONS	7,375,511	3,357,464	1,223,427

INCOME FROM DISCONTINUED OPERATIONS	2,528,329	1,143,863	467,446

NET INCOME BEFORE INCOME TAXES	9,903,840	4,501,327	1,690,873

STATE INCOME TAX (EXPENSE)	(462,118)	(826,743)	(110,000)

NET INCOME	$9,441,722	$3,674,584	$1,580,873

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$6,116.61	$2,860.82	$1,590.94

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	1,543.62	1,284.45	993.67

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM
  JANUARY 8, 2004 (INCEPTION) TO DECEMBER 31, 2004

	# of Capital
	Units	Class A	Class A-1	Class B	Class C	Total
BALANCES, JANUARY 8, 2004	—	$—	$—	$—	$—	$—

Issuance of membership units in conjunction with hotel property purchases	901.41	66,162,293	—	6,619,097	17,359,610	90,141,000

Proceeds from Class A units issued in private placement	257.50	24,067,989	—	—	—	24,067,989

Net Income	—	1,580,873	—	—	—	1,580,873

Distributions to members	—	(7,652,885)	—	(768,469)	(2,298,112)	(10,719,466)

BALANCES, DECEMBER 31, 2004	1,158.91	$84,158,270	$—	$5,850,628	$15,061,498	$105,070,396

Issuance of membership units in conjunction with hotel property purchases	21.67	650,100	—	1,516,900	—	2,167,000

Proceeds from Class A units issued in private placement	241.00	22,178,510	—	—	—	22,178,510

Net Income	—	3,674,584	—	—	—	3,674,584

Distributions to members	—	(15,064,643)	—	(1,234,396)	(5,319,822)	(21,618,861)

BALANCES, DECEMBER 31, 2005	1,421.58	95,596,821	—	6,133,132	9,741,676	111,471,629

Proceeds from Class A-1 units issued in private placement	133.25	—	12,457,500	—	—	12,457,500

Net Income	—	9,441,722	—	—	—	9,441,722

Distributions to members	—	(16,784,874)	(1,422,226)	(1,160,779)	(5,780,665)	(25,148,544)

BALANCES, DECEMBER 31, 2006	1,554.83	$88,253,669	$11,035,274	$4,972,353	$3,961,011	$108,222,307

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM
  JANUARY 8, 2004 (INCEPTION) TO DECEMBER 31, 2004

	2006	2005	2004
OPERATING ACTIVITIES
Net income	$9,441,722	$3,674,584	$1,580,873
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	16,648,183	12,996,068	8,192,378
Minority interests in operations of consolidated partnership	660,904	352,102	—
(Gain) loss on disposal of assets	(1,239,881)	(292,686)	75,061
Loss on impairment of hotel property	—	5,282,874	—
Changes in current assets and liabilities:
Trade receivables	255,083	(1,866,587)	(1,540,169)
Prepaid expenses and other	(589,289)	(408,158)	(764,322)
Accounts payable and related party accounts payable	866,962	2,218,537	1,043,370
Accrued expenses	459,272	3,190,408	378,069

NET CASH FROM OPERATING ACTIVITIES	26,502,956	25,147,142	8,965,260

INVESTING ACTIVITIES
Purchases of hotel properties and other property & equipment	(64,227,190)	(90,099,648)	(60,364,860)
Proceeds from asset dispositions	8,502,709	6,387,313	—
Restricted cash fundings	3,311,363	(6,105,401)	(1,034,440)

NET CASH (USED FOR) INVESTING ACTIVITIES	(52,413,118)	(89,817,736)	(61,399,300)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	55,960,800	110,501,849	157,502,960
Principal payments on long-term debt	(18,681,685)	(59,166,608)	(104,565,212)
Financing fees on long-term debt	(682,919)	(1,049,893)	(2,402,946)
Proceeds from change in notes payable, net	3,633,477	8,039,542	3,232,246
Proceeds from equity contributions	12,457,500	22,178,510	24,067,989
Distributions to members	(25,148,544)	(21,618,861)	(10,719,466)
Distributions to minority interests	(969,000)	(637,500)	(918,000)

NET CASH FROM FINANCING ACTIVITIES	26,569,629	58,247,039	66,197,571

NET CHANGE IN CASH AND CASH EQUIVALENTS	659,467	(6,423,555)	13,763,531
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	7,339,976	13,763,531	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,999,443	$7,339,976	$13,763,531

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$13,137,445	$9,610,126	$4,570,671

Cash payments for state income taxes	$1,305,895	$149,240	$—

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — PAGE 2
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM
   JANUARY 8, 2004 (INCEPTION) TO DECEMBER 31, 2004

	2006	2005	2004
NON-CASH FINANCING AND INVESTING ACTIVITIES:

Acquisitions of hotel properties through issuance of capital units	$—	$2,167,000	$90,141,000

Property and equipment purchases financed through related party accounts payable	$2,306,235	$1,600,736	$—

Hotel purchase partially financed through like-kind exchange	$2,592,260	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 1 — PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Summit Hotel Properties, LLC, “The Company”, (a South Dakota limited liability company) was organized January 8, 2004, and is engaged in the business of developing, owning and operating hotel properties.
The Company has agreements for the use of various trade names, trademarks and service marks which include Carlson Hospitality, Choice Hotels International, US Franchise Systems, Hilton Hotel Corporation, Intercontinental Hotels Group, and Marriott International. Also owned and operated in the Company is one independent non-franchised hotel. As of December 31, 2006, the Company owned and managed 60 hotels, representing approximately 5,400 rooms located in 20 states. As of December 31, 2005, the Company owned and managed 60 hotels, representing approximately 5,200 rooms located in 21 states. As of December 31, 2004, the Company owned and managed 50 hotels, representing approximately 4,000 rooms located in 21 states. The Company’s hotel properties are located throughout various regions of the United States. Hotels operating in any given region are potentially susceptible to adverse economic and competitive conditions as well as unique trends associated with that particular region. The potential adverse affect of such conditions on the Company’s business, financial position, and results of its operations is mitigated due to the diversified locations of the Company’s properties.
Basis of Presentation and Consolidation
The Company is a 49% owner and the primary beneficiary of Summit Group of Scottsdale, AZ, LLC (“Scottsdale”), which qualifies as a variable interest entity. Accordingly, the financial position and results of operations and cash flows of Scottsdale have been included in the accompanying consolidated financial statements. The entity was formed for the purpose of purchasing two hotel properties in Scottsdale, AZ and its activities primarily relate to owning and operating those two hotel properties. As of December 31, 2006 and for the year then ended, Scottsdale had assets of $22,397,585, liabilities of $15,609,339, revenues of $9,728,311, and expenses of $7,363,551. As of December 31, 2005 and for the year then ended, Scottsdale had assets of $23,329,101, liabilities of $15,936,745, revenues of $8,824,389, and expenses of $7,065,122. For the period from September 30, 2004 to December 31, 2004, Scottsdale had revenues of $2,026,981 and expenses of $1,992,531. Included in the consolidated assets are assets as of December 31, 2006 totaling $21,042,832 which represent collateral for obligations of Scottsdale. The Company’s maximum exposure to loss is $6,788,246. Apart from that amount, creditors and the beneficial holders of Scottsdale have no recourse to the assets or general credit of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has only one operating segment.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the Untied States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash with high credit quality financial institutions. At times, cash on deposit may exceed the federally insured limit. However, management believes the risk of loss to be minimal.
Receivables and Credit Policies
Trade receivables are uncollateralized customer obligations resulting from the rental of hotel rooms and the sales of food, beverage, catering and banquet services due under normal trade terms requiring payment upon receipt of the invoice. Trade receivables are stated at the amount billed to the customer and do not accrue interest. Customer account balances with invoices dated over 60 days old are considered delinquent. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.
The Company reviews the collectibility of the receivables monthly. A provision for losses on receivables is determined on the basis of previous loss experience and current economic conditions. There were no material uncollectible receivables and no allowance for doubtful accounts recorded as of December 31, 2006 and 2005, respectively. The Company incurred bad debt expense of $92,680, $133,398, and $101,982 for 2006, 2005 and 2004, respectively.
Property and Equipment
Buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. The Company periodically re-evaluates fixed asset lives based on current assessments of remaining utilization that may result in changes in estimated useful lives. Such changes are accounted for prospectively and will increase or decrease depreciation expense.
Expenditures that materially extend a property’s life are capitalized. These costs may include hotel refurbishment, renovation and remodeling expenditures. Normal maintenance and repair costs are expensed as incurred. When depreciable property is retired or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in current operations.
Capitalized Development and Interest Costs
The Company capitalizes all hotel development costs and other direct overhead costs related to the purchase and construction of hotels. Additionally, the Company capitalizes the interest costs associated with constructing new hotels. Capitalized development, direct overhead and interest are depreciated over the estimated lives of the respective assets. Organization and start-up costs are expensed as incurred. As of the years ended December 31, 2006 and 2005, the Company capitalized interest of $572,938 and $249,314, respectively.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
Long-Lived Assets and Impairment
The Company applies the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires a long-lived asset to be sold to be classified as “held for sale” in the period in which certain criteria are met, including that the sale of the asset within one year is probable. SFAS 144 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the Company’s ongoing operations.
The Company periodically reviews the carrying value of its long-term assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if an impairment exists. If an impairment exists, the Company would determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets.
During 2005, the Company’s property in Detroit, MI was deemed to be impaired and written down to its fair market value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such assets, exceeded their carrying value by $5,282,874. An impairment loss of that amount has been charged to operations in 2005.
Deferred Charges
These assets are carried at cost and consist of deferred financing fees and initial franchise fees. Costs incurred in obtaining financing are capitalized and amortized on the straight-line method over the term of the related debt, which approximates the interest method. Initial franchise fees are capitalized and amortized over the term of the franchise agreement using the straight line method.
Restricted Cash
Restricted cash consists of certain funds maintained in escrow for property taxes, insurance and certain capital expenditures. Funds may be disbursed from the account upon proof of expenditures and approval from the lenders. See also Note 8.
Income Taxes
Summit Hotel Properties, LLC is a limited liability company and, as such, all federal taxable income of the limited liability company flows through and is taxable to the members of the Company. Accordingly, no provision for federal income taxes has been made in the financial statements for income of the limited liability company.
The Company has elected to pay state income taxes at the Company level in all of the states in which it does business. The Company’s state income tax expenses at current statutory rates were $539,460, $826,743, and $110,000 for the periods ended December 31, 2006, 2005 and 2004, respectively.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
Members’ Capital Contributions and Profit and Loss Allocations
The Company is organized as a limited liability company and can issue to its members Class A, Class A-1, Class B and Class C units.
Approximate sharing ratios are as follows:

	2006	2005
Class A	46%	49%
Class A-1	3	—
Class B	8	9
Class C	43	42

	100%	100%

The limited liability company operating agreement provides that net profits are allocated to cover a 10% priority return to Class A members, 8% priority return to Class A-1 members, then the balance is allocated based on ownership of common membership units. Net losses are allocated to members based on ownership of common membership units.
Only Class A and A-1 members contribute capital. These members receive a 8-10% priority return on their capital contributions before distributions to other classes. Class A and A-1 members may also receive additional operating distributions based on their Sharing Ratio. These additional distributions are determined by the managing member and are based on excess cash from operations after normal operating expenses, loan payments, priority distributions, and reserves. Class A and A-1 members have voting rights on creation of new classes of membership, amendments to the Articles of Organization, and dissolution of the company. Class A and A-1 memberships are sold in units of $100,000 each. Class B members do not have voting rights and receive distributions in accordance with their Sharing Ratio after Class A and A-1 members have received their priority return. The Class C member is The Summit Group, Inc. (SGI), a related party. SGI has limited voting rights, in addition to the right to appoint members to the Board. SGI, however, has significant authority to manage the hotel properties and acts as the Company’s Manager. SGI receives distributions in accordance with their Sharing Ratio after Class A and A-1 members have received their priority return.
Costs paid for syndication are charged directly to equity against the proceeds raised. The Company’s operating agreement contains extensive restrictions on the transfer of membership interests. In addition, the transferability of membership interests is restricted by federal and state law. The membership interests may not be offered, sold, transferred, pledged, or hypothecated to any person without the consent of The Summit Group, Inc., a related party and 43% owner of the Company through its holding of 100% of the outstanding Class C units.
Earnings per Capital Unit
For purposes of calculating basic earnings per capital unit, capital units issued by the Company are considered outstanding on the effective date of issue.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
Concentrations of Credit Risk
The Company grants credit to qualified customers generally without collateral, in the form of accounts receivable. The Company believes its risk of loss is minimal due to its periodic evaluations of the credit worthiness of the customers.
Advertising and Marketing Costs
The Company expenses all advertising and marketing costs as they are incurred. Total costs for the periods ended December 31, 2006, 2005 and 2004 were $7,970,223, $6,586,707 and $3,681,763, respectively. Of this total cost, $635,537, $532,344 and $364,288 represented general advertising expense for 2006, 2005 and 2004, respectively, and $7,334,686, $6,054,363 and $3,317,475 represented national media fees required by the hotel franchise agreements for 2006, 2005 and 2004, respectively. These costs are reported as components of general, selling and administrative costs in the accompanying consolidated statements of operations.
Revenue Recognition
The Company’s hotel revenues are derived from room rentals and other sources, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue, restaurant and bar revenue, and parking and laundry services. The Company recognizes hotel revenue on a daily basis based on an agreed upon daily rate after the guest has stayed at one of its hotels for a day, used its lodging facilities and received related lodging services and amenities. The Company believes that the credit risk with respect to trade receivables is limited, because approximately 90% of the Company’s revenue is related to credit card transactions, which are typically reimbursed within 2-3 days. Reserves for any uncollectible accounts, if material, are established for accounts that age beyond a predetermined acceptable period.
Insured and Self-Insurance Programs
The Company uses a comprehensive insurance plan for general liability, property and casualty, environmental, directors & officers, automobile liability and workers’ compensation loss exposure related to its lodging operations. Predetermined loss limits have been arranged with insurance companies to limit the per occurrence cash outlay. Starting in 2005, the Company’s employees and their dependents were covered by a self-insurance program for major medical and hospitalization coverage that is partially funded by payroll deductions. Payments for major medical and hospitalization to individual participants below specified amounts are self-insured by the Company.
The Company regularly performs reviews of estimates of the ultimate liability for losses and associated expenses as well as additional exposure above predetermined loss limits. The Company establishes a liability to cover its estimated ultimate liability for losses and loss adjustment expenses with respect to reported claims and incurred but not reported (“IBNR”) claims as of the end of each reporting period. The estimates are based on an analysis of historical development trends of loss frequency and severity used to project the ultimate liability for losses and IBNR claims. At December 31, 2006 and 2005, the Company’s estimated liability for losses and IBNR claims was immaterial as a whole, and therefore no liability has been included in the accompanying consolidated financial statements.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
Recent Accounting Pronouncements
In January 2003 and as amended in December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (as amended “FIN 46” or “FIN 46R,” respectively), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities (“VIEs”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. In applying FIN 46, management has utilized available information and reasonable assumptions and estimates in evaluating whether an entity is a VIE and which party is the primary beneficiary. These assumptions and estimates are subjective and the use of different assumptions could result in different conclusions. FIN 46 also requires new disclosures about VIEs.
On October 1, 2004, the Company adopted FIN 46R for its interest in Summit Group of Scottsdale, AZ, LLC, a VIE in which the Company is the primary beneficiary and obtained its interest on September 30, 2004. As per the provisions of FIN 46, the Company’s interest in the VIE has been included in the accompanying consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Management believes this Statement will have an immaterial impact on the consolidated financial statements of the Company once adopted.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB108 has not had a significant impact on the Company’s results of operations or financial position.
Minority Interests
Summit Group of Scottsdale, AZ, LLC has made distributions to minority members in excess of income allocations to those members. Their excess is reflected in the consolidated balance sheets.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 2 — PREPAID EXPENSES AND OTHER
Prepaid expenses and other at December 31, 2006 and 2005, are comprised of the following:

	2006	2005
Prepaid insurance expense	$666,143	$733,933
Other prepaid expense	1,095,626	438,547

	$1,761,769	$1,172,480

NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment, at December 31, 2006 and 2005, are comprised of the following:

	2006	2005
Land	$67,446,660	$49,594,565
Hotel buildings and improvements	244,108,194	226,173,379
Furniture, fixtures and equipment	35,550,079	28,831,647
Construction in progress	16,801,635	2,312,288

	363,906,568	306,911,879
Less accumulated depreciation	32,199,905	18,426,315

	$331,706,663	$288,485,564

The construction in progress asset accounts consist of 11 hotels under construction which will open in 2007 and 2008. During 2005, the Company purchased land in Boise, ID and plans to open the newly constructed hotel in March, 2007. During 2006, the Company purchased land in Jackson, MS for $1,050,000, Ft. Collins, CO for $1,300,000, Bloomington, MN for $3,315,000, Ft. Worth, TX for $1,500,000, Flagstaff, AZ for $3,353,000, Baton Rouge, LA for $1,100,000, Denver, CO for $1,075,560, and Jacksonville, FL for $3,500,000 and plans to build hotels on the purchased land.
NOTE 4 — ASSETS HELD FOR SALE
As a part of regular policy, the Company periodically reviews hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.
During 2006, the Company completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes are either non-core or no longer complement the business. As of December 31, 2006, there was one hotel property in Coeur D’Alene, ID that met the Company’s criteria of held for sale classification. As of December 31, 2005, there were two hotel properties in Bradford, PA and Sioux Falls, SD, that met the Company’s criteria for held for sale classification. As further discussed in Note 5, the hotels in Bradford, PA and Sioux Falls, SD were sold in 2006.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
Assets held for sale at December 31, 2006 and 2005 are comprised of the following:

	2006	2005
Land	$1,048,864	$947,935
Hotel buildings and improvements	2,048,055	4,208,474
Furniture, fixtures and equipment	322,834	384,505

	3,419,753	5,540,914
Less accumulated depreciation	309,194	389,472

	$3,110,559	$5,151,442

NOTE 5 — DISCONTINUED OPERATIONS
The Company has reclassified its consolidated financial statements of operations for the periods ended December 31, 2006, 2005 and 2004 and its consolidated balance sheets as of December 31, 2006 and 2005, as a result of implementing SFAS 144 to reflect discontinued operations of seven consolidated hotel properties sold or to be sold during these periods pursuant to the plan for hotel dispositions. This reclassification has no impact on the Company’s net income or the net income per share. During 2005, the Company sold three hotel properties located in Sturgeon Bay, WI; Pocatello, ID; and Idaho Falls, ID for approximately $6,530,000. During 2006, the Company sold three hotel properties located in Sioux Falls, SD; Bradford, PA; and Jackson, MS for approximately $11,210,000 with net cash proceeds of $8,503,000. The company has also classified one hotel in Coeur D’Alene, ID as held for sale as of December 31, 2006 (Note 4).
Condensed financial information of the results of operations for these hotel properties included in discontinued operations are as follows:

	2006	2005	2004
REVENUES	$2,840,007	$4,059,785	$3,386,336

COSTS AND EXPENSES
Direct hotel operations	935,533	1,314,882	1,102,930
Other hotel operating expenses	374,051	497,001	404,210
General, selling and administrative	507,851	668,780	560,541
Repairs and maintenance	140,691	155,456	329,461
Depreciation and amortization	346,473	470,694	356,320

	2,304,599	3,106,813	2,753,462

INCOME FROM OPERATIONS	535,408	952,972	632,874

OTHER INCOME (EXPENSE)
Interest income	26,480	40,848	12,274
Interest (expense)	(87,094)	(186,306)	(180,695)
State income tax (expense)	(77,342)	—	—
Gain (loss) on disposal of assets	2,130,877	336,349	2,993

	1,992,921	190,891	(165,428)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$2,528,329	$1,143,863	$467,446

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 6 — ACQUISITIONS
The Company applies the principles of SFAS No. 141, “Business Combinations”, in accounting for its acquisitions. The Company determines the cost of the acquired property based upon the fair value of assets distributed as consideration and the fair value of liabilities incurred. The cost of the acquired entity includes all direct costs of the business combination whereas indirect and general expenses are expensed as incurred. The Company allocates the cost of the acquired entity to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. To determine fair value of the various components acquired, the Company engages independent valuation consultants and other third-party real-estate appraisals as necessary. The Company allocates the cost of the acquired property based upon the relative fair values of the various components contained in the appraisals. In certain cases, the cost of the property acquired may be less than the fair value contained in the appraisals. In these cases, the Company reduces the fair values based upon the relative value of the components of the acquisition. The excess of the cost of the acquisition over the fair value will be assigned to intangible assets if the intangible asset is separable and if it arises from a contractual or other legal right. Any remaining excess of the cost of acquisition over fair values assigned to separable assets is recognized as goodwill. Further, many of the Company’s hotel acquisitions to date have been aggregated which in accordance with SFAS No. 141 has resulted in an aggregated purchase price allocation. Since its inception, the Company’s acquisitions and subsequent purchase price allocations have resulted in no goodwill.
The Company’s strategy is to pursue the acquisition of additional hotels under the investment parameters established in the Company’s Operating Agreement. In accordance with this strategy, the Company has made the following acquisitions.
In 2005, the Company completed the acquisition of 11 hotel properties for a combined purchase price of approximately $77,360,000 located in Fenton, MO; Germantown, TN; Memphis, TN; Jackson, MS; Boise, ID; El Paso, TX; and Fort Smith, AR. Essentially all of the assets purchased were allocated to property and equipment. The Company also completed construction of one hotel property in Missoula, MT for approximately $6,000,000.

			Date
	Number of	Franchise	Acquired or
Location	Rooms	Type	Opened
Fenton, MO	106	Fairfield Inn	1/20/2005
Germantown, TN	93	Courtyard by Marriott	2/24/2005
Jackson, MS	117	Courtyard by Marriott	2/24/2005
Jackson, MS	111	Hampton Inn & Suites	2/24/2005
Fenton, MO	95	Towneplace Suites	6/16/2005
Germantown, TN	80	Fairfield Inn	6/16/2005
Germantown, TN	78	Residence Inn	6/16/2005
Boise, ID	63	Holiday Inn Express	6/21/2005
Memphis, TN	96	Courtyard by Marriott	6/30/2005
El Paso, TX	139	Hampton Inn & Suites	8/1/2005
Fort Smith, AR	178	Hampton Inn	10/4/2005
Missoula, MT	92	Courtyard by Marriott	12/16/2005

	1,248

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
On December 31, 2005, PST Limited Partnership One (PST) contributed its assets net of liabilities to the Company in exchange for membership interests of approximately $2,167,000. PST owned and operated a hotel property in Vernon Hills, IL, which was managed by The Summit Group, Inc. (a related party to the Company). The membership interests as well as the contributed assets net of liabilities have been included in the consolidated financial statements.
On February 1, 2006, the Company purchased 2 hotel properties in Ft. Wayne, IN, for a combined cash purchase price of approximately $15,000,000. On April 12, 2006, the Company purchased the AmeriSuites in Atlanta, GA, for an approximate price of $11,577,000 in cash. Essentially all of the assets purchased were allocated to property and equipment.
The following table illustrates the allocation of the respective purchase prices for each of the aggregated property purchases discussed above during 2006 and 2005:

			PST at
	2006	2005	12/31/05
Current assets	$—	$—	$274,827
Property and equipment	26,577,000	77,360,000	7,326,822
Intangible assets	—	—	49,363
Total assets acquired	26,577,000	77,360,000	7,651,012

Current liabilities	—	—	(296,359)
Long-term debt	—	—	(5,187,653)

Total liabilities assumed	—	—	(5,484,012)

Net assets acquired	$26,577,000	$77,360,000	$2,167,000

NOTE 7 — DEFERRED CHARGES AND OTHER ASSETS
Deferred charges and other assets at December 31, 2006 and 2005, are comprised of the following:

	2006	2005
Initial franchise fees	$1,872,240	$1,845,145
Deferred financing costs	3,801,877	3,291,818

	5,674,117	5,136,963
Less accumulated amortization	1,273,217	554,949

Total	$4,400,900	$4,582,014

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
Future amortization expense is expected to be approximately:

2007	$731,593
2008	702,171
2009	632,705
2010	631,327
2011	627,973
Thereafter	1,075,131

Thereafter	$4,400,900

NOTE 8 — RESTRICTED CASH

	Property		FF&E
Financing Lender	Taxes	Insurance	Reserves	2006	2005
Wells Fargo (Scottsdale)	$97,720	$95,659	$501,792	$695,171	$529,469
Wells Fargo (Lehman)	381,394	948,433	682,976	2,012,803	1,685,608
Financial Federal	362,703	39,302	158,879	560,884	552,186
Capmark (ING)	66,761	—	—	66,761	—
Capmark (ING)	487,968	—	4,891	492,859	4,372,577

	$1,396,546	$1,083,394	$1,348,538	$3,828,478	$7,139,840

The Company has financing arrangements under which an agreed upon percentage of gross income is required to be deposited into a special reserve account for future replacements of furniture, fixtures and equipment. Some financing arrangements also include provisions that restricted cash must be maintained in escrow for property taxes and insurance. Funds may be disbursed from the account upon proof of expenditures and approval from the lender. The Company has planned maintenance activities of approximately $1,600,000 for the year ended December 31, 2007.
NOTE 9 — ACCRUED EXPENSES

	2006	2005
Accrued taxes	$3,810,350	$4,309,392
Accrued salaries and benefits	1,517,101	1,523,194
Accrued interest	901,438	536,336
Other accrued expenses	1,816,040	1,216,732

	$8,044,929	$7,585,654

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 10 — DEBT OBLIGATIONS
The Company’s debt obligations at December 31, 2006 and 2005 are as follows:

	Interest	Maturity
Payee	Rate	Date	2006	2005
Lehman Brothers Bank	Fixed (5.4025%)	1/11/2012	$84,758,883	$86,488,081

ING Investment Management	Fixed (5.60%)	1/1/2012	33,277,554	34,150,000

ING Investment Management	Fixed (6.10%)	7/1/2012	36,205,394	—

Financial Federal Savings Bank	Fixed (7.31%)	7/1/2008	15,571,435	16,000,229

Scott Financial Corporation	Variable (8.25%	3/1/2014	3,306,193	4,853,978
	at 12/31/06	5/1/2013	5,770,200	5,903,437
	and 7.5% at	6/1/2013	2,501,423	5,430,446

	12/31/05)		11,577,816	16,187,861

US Bank National Association	Variable (7.32%	10/1/2009	882,196	978,196

	at 12/31/06
	and 6.4% at
	12/31/05)

MetaBank	Variable (8.25%	12/1/2010	1,680,552	1,702,555
	at 12/31/06 and	1/1/2013	—	5,307,272
	7.25% at 12/31/05)

			1,680,552	7,009,827

Chambers Bank	Fixed (5.8%)	6/24/2008	1,884,041	1,950,192

First National Bank of Omaha	(a) Variable (7.97%	7/1/2007	6,800,000	6,800,000

	at 12/31/06 and
	7.05% at 12/31/05)

First National Bank of Omaha	(a)Variable (7.97%	4/1/2013	14,560,000	—

	at 12/31/06 and
	7.05% at 12/31/05)

JP Morgan	Fixed (7.5%)	11/11/2024	14,971,738	15,326,107

Total long-term debt			222,169,609	184,890,493
Less current portion			(12,030,000)	(4,222,000)

Total long-term debt, net of current portion			$210,139,609	$180,668,493

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(a) The Company has a credit pool agreement with the First National Bank of Omaha providing the Company with medium-term financing up to $50,000,000 on a revolving basis through June 2007. The agreement allows for two-year interest only notes and five-year amortizing notes, for which the term of an individual note can extend beyond the term of the agreement. Interest on unpaid principal is payable monthly at a rate between LIBOR plus 2% and LIBOR plus 2.65%. The amount of credit available on this agreement to the Company was $28,640,000 at December 31, 2006.
Maturities of long-term debt for each of the next five years are estimated as follows:

2007	$12,030,000
2008	22,532,123
2009	6,275,118
2010	7,431,457
2011	6,085,812
Thereafter	167,815,099

$222,169,609

At December 31, 2006 and 2005, the Company owned 59 and 51 properties, respectively, that were pledged as collateral on various credit agreements, as well as accounts receivable and intangible assets. Some of the credit agreements were also guaranteed by the affiliated members of the Company and certain affiliated entities. Significant covenants in the credit agreements require the Company to maintain minimum debt service coverage ratios. The weighted average interest rate for all borrowings was 6.23% and 5.92% at December 31, 2006 and 2005, respectively.
At December 31, 2006 and 2005, the Company was in compliance with all loan covenants.
NOTE 11 — LINES OF CREDIT AND NOTES PAYABLE
The Company has a line-of-credit agreement with the First National Bank of Omaha providing the Company with short-term financing up to $30,000,000 on a revolving basis. Interest on unpaid principal is payable monthly at a rate equal to one-half or three-quarters of one percent below the National Base Rate. The amount of outstanding on this line-of-credit was $7,432,397 and $10,710,000 at December 31, 2006 and 2005, respectively, which also represents the maximum amount of borrowings during the year.
In addition, the Company has a note payable with MetaBank providing the Company with short-term construction financing up to $8,450,000 which expires on September 29, 2007. Interest on unpaid principal is payable monthly at a rate equal to one quarter of one percent below the National Base Rate. The amount outstanding on this note payable was $6,789,724 and $561,788 at December 31, 2006 and 2005, respectively.
The Company also has two notes payable with BNC National Bank for short-term construction financing up to $8,245,000. Interest on unpaid principal is payable monthly at a rate equal to one quarter of one percent below the National Base Rate. The note for $7,120,000 matures 72 months after completion of the project, and the note for $1,125,000 matures 12 months after completion of the project. The amount outstanding on these notes payable was $483,144 and $0 at December 31, 2006 and 2005, respectively.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
On July 25, 2006, the Company entered into two construction loans with M&I Bank. The loans are for the purpose of refinancing the purchase of real estate and financing the future construction of two hotels located in Bloomington, MN. The loans totaled $24,480,000 with a variable interest rate of 30-day LIBOR plus 255 basis points. The maturity date of both notes is March 25, 2009. As of December 31, 2006, the Company had not borrowed against these notes.
On November 1, 2006, the Company entered into two construction loans with ING Investment Management. The loans are for the purpose of refinancing the purchase of real estate and financing the future construction of a hotel located in Jackson, MS. The loan for $2,105,000 has a variable interest rate of 30-day LIBOR plus 180 basis points and a maturity date of November 1, 2008. The loan for $6,600,000 has a fixed rate of 6.61% and a maturity date of November 1, 2028. The amount outstanding on these notes payable was $100,000 at December 31, 2006.
On December 22, 2006, the Company entered into another two construction loans with ING Investment Management. The loans are for the purpose of refinancing the purchase of real estate and financing the future construction of a hotel located in Ft. Collins, CO. The loan for $2,605,000 has a variable interest rate of 30-day LIBOR plus 180 basis points and a maturity date of January 1, 2009. The loan for $8,320,000 has a fixed rate of 6.34% and a maturity date of July 1, 2012. The amount outstanding on these notes payable was $100,000 at December 31, 2006.
NOTE 12 — MEMBERS’ EQUITY
The Company was formed on January 8, 2004. As specified in the Company’s Operating Agreement, the Company has four classes of membership capital units authorized: Class A, A-1, B and C.
On February 13, 2004, the Company acquired seven hotel properties in the southeastern United States. The Company issued Class A units in connection with this business combination.
On March 31, 2004, the Company completed a business combination whereby the assets and liabilities of twenty-two separate legal entities were transferred to the Company in exchange for membership interests in the Company. Each of these previously separate legal entities owned and operated hotel properties located throughout the United States. After March 31, 2004, the Company owned and operated these hotel properties. The capital units of the Company were distributed to the owners of the former entities based upon the fair market value of the respective net asset values of the hotel properties contributed to the Company. The Company issued Class A, B and C units in connection with this transaction. The Company issued 901.41 capital units valued at $90,141,000 for its membership units issued in 2004 in connection with this business combination. See Note 1 for the approximate sharing ratios of the Class A, A-1, B and C members at December 31, 2006 and 2005.
In 2004, the Company prepared a “Confidential Private Placement Memorandum” in which it offered 500 Class A Membership Units at $100,000 per unit for a total maximum offering of $50,000,000. The offering was made only to accredited investors as defined in the offering documents. The Company issued 257.50 Class A units in 2004 in connection with this offering. The Company received the proceeds of the offering (net of expenses) of $24,067,989.
In 2005, the Company issued 241.00 Class A units in connection with the offering described in the preceding paragraph. The Company received the proceeds of the offering (net of expenses) of $22,178,510.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
On December 31, 2005, the Company acquired the assets and assumed the liabilities of a hotel property in Vernon Hills, IL. The value of this business acquisition was $2,167,000. The Company issued 21.67 Class A and Class B membership units to the former owners of the property.
On October 21, 2005, the Company issued a second private placement memorandum (PPM) for the purpose of acquiring additional investors. The PPM offered up to $75,000,000 of Class A-1 membership units. The Class A-1 Units were $100,000 per unit. For the period ended December 31, 2005, no capital contributions had been received by the Company. In 2006, the Company issued 133.25 units in connection with this offering. The Company received proceeds of the offering (net of expenses) of $12,457,500.
NOTE 13 — FRANCHISE AGREEMENTS
The Company operates hotels under franchise agreements with various hotel chains expiring through 2025. The franchise agreements are for 3-20 year terms. Under the franchise agreements, the Company pays room royalties of 2.5% to 5.0% and national advertising and media fees of 3% to 4% of total room revenues.
For the periods ended December 31, 2006, 2005 and 2004, the Company incurred royalties of $5,471,425, $4,183,362 and $2,171,056, respectively, and advertising and national media fees of $7,334,686, $6,054,363 and $3,317,475, respectively.
The franchise agreements include restrictions on the transfer of the franchise licenses and the sale or lease of the hotel properties without prior written consent of the franchisor.
NOTE 14 — BENEFIT PLANS
The Company has a qualified contributory retirement plan (the Plan), under Section 401(k) of the Internal Revenue Code which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. Discretionary matching Company contributions of $49,874, $38,171 and $17,566 were made in the periods ended December 31, 2006, 2005 and 2004, respectively.
NOTE 15 — COMMITMENTS AND CONTINGENCIES
The Company leases land for three of its properties under the terms of operating ground lease agreements expiring August 2022, August 2024 and May 2030. The Company has options to renew these leases for periods that range from 5-30 years. Total rent expense for these leases for the periods ended December 31, 2006, 2005 and 2004 was $236,875, $96,145 and $43,686, respectively.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
Approximate future minimum rental payments for noncancelable operating leases in excess of one year are as follows:

2007	$242,082
2008	247,445
2009	252,969
2010	258,658
2011	264,519
Thereafter	5,745,239

$7,010,912

The Company has entered into 8 construction contracts totaling approximately $69,000,000 with 5 contractors to develop hotel properties. The remaining commitment at December 31, 2006 is estimated to be $61,000,000.
NOTE 16 — RELATED PARTY TRANSACTIONS
Pursuant to a management agreement, The Summit Group, Inc. (a related party through common ownership and management control) provides management and accounting services for the Company. The agreement provides for the Company to reimburse The Summit Group, Inc. for its actual overhead costs and expenses relating to the managing of the hotel properties. At no time will the reimbursed management expenses exceed 4.5% of annual gross revenues. For the periods ended December 31, 2006, 2005 and 2004, the Company paid reimbursed management expenses of $3,988,019, $2,709,991 and $1,971,905, respectively, and reimbursed accounting services of $546,481, $499,281 and $379,578, respectively. At December 31, 2006 and 2005, the Company had accounts payable of $1,146,637 and $672,655, respectively, to The Summit Group, Inc. The Company cannot remove The Summit Group, Inc. as its manager except for cause as specified in the agreement.
As of December 31, 2006 and 2005, the Company had accounts payable to The Summit Group, Inc. for $1,678,761 and $1,591,775 relating to reimbursement and development expenses for 11 new hotel properties.
In 2004, the Company issued a private placement memorandum (PPM) for the purpose of acquiring additional investors. Summit Real Estate Investments, LLC (SREI), a related party through common ownership and management control, brokered securities related to the PPM for the company. For the periods ended December 31, 2005 and 2004, capital contributions of $22,178,510 (net of expenses of $1,921,490) and $24,067,989 (net of expenses of $1,682,011), respectively, were raised with the assistance of SREI. Commission expense paid to SREI for the periods ended December 31, 2005 and 2004 were $463,750 and $336,500, respectively.
On October 21, 2005, the Company issued a second private placement memorandum (PPM) for the purpose of acquiring additional investors. The PPM offered up to $75,000,000 of Class A-1 membership units. Summit Real Estate Investments, LLC (“SREI”), a related party, brokered securities related to the PPM for the Company under the terms of the PPM. For the period ended December 31, 2005, no capital contributions had been received by the Company. For the period ended December 31, 2006, the Company received capital contributions of $12,457,500 (net of expenses of $867,500), under the terms of the PPM with the assistance of SREI. Commission expense paid to SREI for the period ended December 31, 2006 was $218,500.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable, and debt obligations. The fair values of cash and cash equivalents, trade receivables, and accounts payable approximate their carrying values due to the short-term nature of these instruments. At December 31, 2006 and 2005, the Company’s long-term debt obligations had a carrying value of $222,169,609 and $184,890,493, respectively, and a fair value, based on current market interest rates of $186,808,238 and $169,240,220, respectively.
NOTE 18 — SUBSEQUENT EVENTS
In January, 2007, the Company purchased two parcels of land in San Antonio, TX for $10,420,400 and plans to build four hotels on that land in 2007 and 2008.
On February 15, 2007, the Company purchased land in Houston, TX for approximately $1,900,000 and plans to build a hotel on that land in 2007.
Two purchase agreements have been signed for land in Austin, TX and Ft. Smith, AR for approximately $2,200,000, with plans to build one hotel on the land in Texas and construct an addition onto our Ft. Smith Aspen Hotel in 2007 and 2008.
The Company has signed a sales contract on the hotel in Coeur D’Alene, ID for $4,300,000 and plans to close on this sale on April 12, 2007.
The Company has entered into a purchase agreement for approximately $14,100,000 to purchase two hotels in Las Colinas, TX.
On March 5, 2007, the Company entered into a loan agreement with Fortress Credit Corporation. The loan is for the purpose of financing the Company’s equity requirements for the acquisition, development and construction of hotel properties. The loan is in the amount of $99,700,000 and is secured by 49% ownership of 30 of the 60 hotels.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 19 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected consolidated quarterly financial data (in thousands, except per unit amounts) for 2006, 2005 and 2004 is summarized below. The sum of the quarterly earnings (loss) per unit amounts may not equal the annual earnings per unit amounts due primarily to changes in the number of common units and common unit equivalents outstanding from quarter to quarter. The matters which affect the comparability of our quarterly results include seasonality and the effects of the significant impairment charge of $5.3 million taken in the 4th quarter of the 2005 fiscal year.

		Three Months Ended
					Year Ended
	3/31	6/30	9/30	12/31	12/31
2006:
Total revenue	$28,936	$31,985	$32,954	$28,934	$121,527
Net income (loss) from continuing operations before minority interests	2,264	2,230	3,612	(325)	7,574
Less minority interests in operations of consolidated partnerships	221	234	(136)	342	661
Net income (loss) from continuing operations	2,043	1,996	3,748	(667)	6,913
Discontinued operations, net of tax	71	2,095	168	(13)	2,528
Net income (loss)	$2,114	$4,091	$3,916	$(680)	$9,442

Net income (loss) per unit:	$1,369.70	$2,631.23	$2,518.61	$(437.35)	$6,116.61

2005:
Total revenue	$18,524	$21,741	$25,866	$25,965	$92,529
Net income (loss) from continuing operations, before impariment	2,444	2,883	4,228	(1,745)	8,166
Impairment provision, net of tax	—	—	—	(5,283)	(5,283)
Less minority interests in operations of consolidated partnerships	150	137	(135)	200	352
Net income (loss) from continuing operations	2,294	2,746	4,363	(7,228)	2,531
Discontinued operations, net of tax	(59)	200	866	492	1,144
Net income (loss)	$2,235	$2,946	$5,229	$(6,736)	$3,675

Net income (loss) per unit:	$1,928.38	$2,403.27	$3,864.59	$(4,811.74)	$2,860.82

2004:
Total revenue	$1,271	$15,126	$17,115	$15,135	$48,648
Net income (loss) from continuing operations	(266)	677	3,250	(2,548)	1,113
Discontinued operations, net of tax	—	66	538	(137)	468
Net income (loss)	$(266)	$743	$3,788	$(2,685)	$1,581
Net income (loss) per unit:	$—	$823.51	$3,927.46	$(2,409.63)	$1,590.94
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
NOTE 20 — PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following condensed pro forma financial information is presented as if the acquisitions discussed in Note 6 had been consummated as of the beginning of the period presented but is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at that time nor does it purport to represent the results of operations for future periods.

	For the year ended December 31:
	2006	2005	2004
Total revenue	$125,306,514	$114,363,436	$101,089,860
Net income before minority interests	11,680,427	7,034,839	1,830,459
Minority interests in operations of consolidated partnerhips	660,904	352,102	—
Net income	$11,019,523	$6,682,737	$1,830,459

Net income per unit:	$7,138.75	$5,202.80	$1,842.12