Form 10-Q
period 2007-03-31
SUMMIT HOTEL PROPERTIES LLC
filed 2007-05-15
CIK 1284609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of Class A Membership Units outstanding as of May 15, 2007, was 1,166.62 and the number of Class A-1 Membership Units outstanding as of May 15, 2007, was 133.25.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007 AND DECEMBER 31, 2006

	(Unaudited)	(Audited)
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,431,284	$7,999,443
Restricted cash	2,075,587	2,479,940
Trade receivables	4,511,898	3,151,673
Prepaid expenses and other	1,074,818	1,761,769
Assets held for sale	3,110,559	3,110,559

Total current assets	18,204,146	18,503,384

PROPERTY AND EQUIPMENT, NET	361,229,895	331,706,663

OTHER ASSETS
Deferred charges and other assets, net	4,214,350	4,400,900
Restricted cash	220,675	1,348,538

Total other assets	4,435,025	5,749,438

TOTAL ASSETS	$383,869,066	$355,959,485

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$12,213,000	$12,030,000
Lines of credit and notes payable	39,432,635	14,905,265
Accounts payable	4,400,803	1,303,471
Related party accounts payable	1,719,541	2,825,398
Accrued expenses	7,790,392	8,044,929

Total current liabilities	65,556,371	39,109,063

LONG-TERM DEBT, NET OF CURRENT PORTION	211,708,812	210,139,609

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	(1,178,263)	(1,511,494)

MEMBERS’ EQUITY	107,782,146	108,222,307

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$383,869,066	$355,959,485

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
REVENUES
Room revenues	$30,442,438	$27,736,756
Other hotel operations revenues	577,195	508,063

	31,019,633	28,244,819

COSTS AND EXPENSES
Direct hotel operations	9,484,319	8,601,036
Other hotel operating expenses	3,334,350	3,234,601
General, selling and administrative	5,352,371	5,028,668
Repairs and maintenance	2,743,803	2,231,050
Depreciation and amortization	4,051,265	3,892,656

	24,966,108	22,988,011

INCOME FROM OPERATIONS	6,053,525	5,256,808

OTHER INCOME (EXPENSE)
Interest income	81,142	104,384
Interest (expense)	(3,430,536)	(3,073,353)
(Loss) on disposal of assets	(46,110)	(18,792)

	(3,395,504)	(2,987,761)

INCOME BEFORE MINORITY INTERESTS	2,658,021	2,269,047

MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED PARTNERSHIPS	333,231	220,990

INCOME FROM CONTINUING OPERATIONS	2,324,790	2,048,057

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(27,330)	177,977

NET INCOME BEFORE INCOME TAXES	2,297,460	2,226,034

STATE INCOME TAX (EXPENSE)	(72,426)	(111,738)

NET INCOME	$2,225,034	$2,114,296

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$1,431.05	$1,369.70

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	1,554.83	1,543.62

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	# of Capital
	Units	Class A	Class A-1	Class B	Class C	Total
BALANCES, JANUARY 1, 2007	1,554.83	$88,253,669	$11,035,274	$4,972,353	$3,961,011	$108,222,307

Net Income	—	2,225,034	—	—	—	2,225,034

Distributions to members	—	(2,402,346)	(262,849)	—	—	(2,665,195)

BALANCES, MARCH 31, 2007	1,554.83	$88,076,357	$10,772,425	$4,972,353	$3,961,011	$107,782,146

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
OPERATING ACTIVITIES
Net income	$2,225,034	$2,114,296
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,086,706	4,055,575
Minority interests in operations of consolidated partnership	333,231	220,990
Loss on disposal of assets	46,110	18,792
Changes in current assets and liabilities:
Trade receivables	(1,360,225)	(972,552)
Prepaid expenses and other	686,951	(372,869)
Accounts payable	1,991,475	(779,721)
Accrued expenses	(254,513)	510,571

NET CASH FROM OPERATING ACTIVITIES	7,754,769	4,795,082

INVESTING ACTIVITIES
Acquisitions and construction in progress	(29,684,839)	(18,957,984)
Purchases of other property & equipment	(3,951,202)	(2,392,490)
Proceeds from asset dispositions	212,030	48,810
Restricted cash fundings	1,532,216	(517,896)

NET CASH (USED FOR) INVESTING ACTIVITIES	(31,891,795)	(21,819,560)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	6,340,000	10,200,000
Principal payments on long-term debt	(4,587,797)	(894,956)
Financing fees on long-term debt	(45,511)	(363,606)
Net change in notes payable	24,527,370	(3,055,418)
Proceeds from equity contributions	—	12,467,877
Distributions to members	(2,665,195)	(2,573,891)

NET CASH FROM FINANCING ACTIVITIES	23,568,867	15,780,006

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(568,159)	(1,244,472)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	7,999,443	7,339,976

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,431,284	$6,095,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$3,470,201	$3,073,353

Cash payments for state income taxes	$142,426	$—

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on interim periods. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K filing for the year ended December 31, 2006. In management’s opinion, all adjustments made were normal and recurring in nature, and were necessary for a fair statement of the results of the interim period.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Management believes this Statement will have an immaterial impact on the consolidated financial statements of the Company once adopted.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Management believes this Statement will have an immaterial impact on the consolidated financial statements of the Company once adopted.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
Assets Held for Sale
As a part of regular policy, the Company periodically reviews hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.
During 2006, the Company completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes are either non-core or no longer complement the business. As of March 31, 2007, there is one hotel property in Coeur D’Alene, ID that meets the Company’s criteria for held for sale classification.
Assets held for sale at March 31, 2007 and December 31, 2006 are comprised of the following:

	2007	2006
Land	$1,048,864	$1,048,864
Building	2,048,055	2,048,055
Furniture, fixtures and equipment	322,834	322,834

	3,419,753	3,419,753
Less accumulated depreciation	309,194	309,194

	$3,110,559	$3,110,559

Discontinued Operations
In accordance with SFAS No. 144, the Company classifies its condensed consolidated financial statements of operations for the three month periods ended March 31, 2007 and 2006, and its condensed consolidated balance sheet as of March 31, 2007. This presentation reflects discontinued operations of four consolidated hotel properties sold during this period, or to be sold pursuant to the plan for hotel dispositions. This classification has no impact on the Company’s net income or the net income per capital unit. The four hotel properties are located in Coeur D’Alene, ID; Sioux Falls, SD; Bradford, PA; and Jackson, MS. Three hotel properties in Bradford, PA; Jackson, MS and Sioux Falls, SD were sold for a total of $11,210,000 during the second quarter of 2006. The Coeur D’Alene, ID hotel was sold on April 24, 2007.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
Condensed financial information of the results of operations for these hotel properties included in discontinued operations for the three month periods ended March 31, 2007 and 2006 are as follows:

	2007	2006
REVENUES	$200,617	$1,129,787

COSTS AND EXPENSES
Direct hotel operations	83,226	358,043
Other hotel operating expenses	30,070	181,643
General, selling and administrative	35,878	199,130
Repairs and maintenance	5,212	58,603
Depreciation and amortization	35,441	162,919

	189,827	960,338

INCOME FROM OPERATIONS	10,790	169,449

OTHER INCOME (EXPENSE)
Interest income	1,545	8,528
Interest (expense)	(39,665)	—
State income tax (expense)	—	—
Gain (loss) on disposal of assets	—	—

	(38,120)	8,528

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(27,330)	$177,977

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
During the first quarter of 2007, the Company purchased land in Houston, TX for $1,864,000 and in San Antonio, TX for $10,420,000 and plans to build five hotels on the land in 2007 and 2008.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007
Accrued Expenses
Accrued expenses at March 31, 2007 and December 31, 2006 are as follows:

	2007	2006
Accrued taxes	$3,976,109	$3,810,350
Accrued salaries and benefits	1,169,291	1,517,101
Accrued interest	880,488	901,438
Other accrued expenses	1,764,504	1,816,040

	$7,790,392	$8,044,929

Note Obligations
On March 5, 2007, the Company closed on a loan with Fortress Credit Corporation to refinance the debt on several construction projects and provide equity for the acquisition, development and construction of additional real estate and hotel properties. The loan is in the amount of $99,700,000. The current balance on this note is approximately $15,000,000 and carries a variable interest rate of 30-day LIBOR plus 575 basis points. The maturity date of the note is March 5, 2010.
Subsequent Events
Three purchase agreements have been signed for land in El Paso, TX; Portland, OR and Ft. Smith, AR for approximately $6,900,000, with plans to build four hotels on the land in Texas and Oregon and construct an addition onto our Ft. Smith Aspen Hotel in 2007 and 2008.
The Company has signed a sales contract on the hotel in Coeur D’Alene, ID for $4,300,000 and closed on this sale on April 24, 2007.
The Company has entered into a purchase agreement for approximately $14,100,000 to purchase two hotels in Irving, TX.
The Company has also entered into a purchase agreement for approximately $9,150,000 to purchase a hotel in Ridgeland, MS.
On April 30, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $9,500,000 to fund the land acquisition and hotel construction in Denver, CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, and those disclosed as risks in other reports filed by us with the Securities and Exchange Commission, including those described in Item 1A. of our annual report filed on Form 10-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.
Overview
     Management’s discussion and analysis of financial conditions and results of operations (“MD&A”) discusses our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and costs and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, investments, plant, property and equipment and intangible assets, income taxes, financing operations, self-insurance claims payable, contingencies, and litigation.
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
Results of Operations
     The following discussion presents an analysis of results of our operations for the three months ended March 31, 2007 and March 31, 2006.
     Our operating results improved for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, for two primary reasons. First, the continued recovery of the United States economy caused increasing occupancy rates and revenues throughout the hotel industry. Leisure and business travel increased significantly during 2006 and early 2007, thus affecting the results of operations at our hotels. Second, we have made focused efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate.
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

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
     Revenues
     Total revenue for the three months ended March 31, 2007 was $31.0 million, compared to $28.2 million during the three months ended March 31, 2006. This is an increase of 9.8%. The increase was primarily due to the increased RevPAR generated by the Company’s hotels.
     The key indicators for the Company’s hotel performance for the three months ended March 31, 2007 and 2006 are set forth in the following table.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2007	2006	Increase/(Decrease)
All Company Hotels
RevPAR	$63.06	$59.52	$3.54
Average Daily Rate	$96.92	$88.52	$8.40
Occupancy Rate	65.06%	67.23%	(2.17)%
     Management attributes the success in increasing ADR and RevPAR at our hotels to several factors. First, hotel management continued to emphasize direct-sales efforts to improve results at our hotels. Second, a number of hotels acquired by the Company during 2006 saw significant increases in ADR as a result of improved operations, customer service levels, and improved sales efforts. Third, we remodeled a large number of our hotels during 2006, which attracts guests and allows us to charge higher room rates. Fourth, we have made focused efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate. The decrease in occupancy rate was largely due to occupancy rates returning to normal levels in our five hotels located in Louisiana and Mississippi which experienced high occupancy rates while the Red Cross and others stayed in the region to provide services in hurricane affected areas.
     Hotel Operating Expenses
     Our hotel operating expenses remained stable as a percentage of revenues, and totaled $25.0 million for the three months ended March 31, 2007, which was 80.5% of our total revenues, and $22.9 million for the three months ended March 31, 2006, which was 81.0%. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors.
          Depreciation
     Our depreciation and amortization expenses totaled $4.1 million for the three months ended March 31, 2007, and $3.9 million for the three months ended March 31, 2006. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.
          Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the three months ended March 31, 2007, we reimbursed The Summit Group $1,018,076 in hotel management and Company Manager expenses, which was 3.3% of our total revenues. In the three months ended March 31, 2006, we reimbursed The Summit Group $909,329 in hotel management and Company Manager expenses, which was 3.2% of our total revenues.
          Repairs and Maintenance
     We incurred $2.7 million in repair and maintenance expenses for the three months ended March 31, 2007, and $2.2 million in repair and maintenance expenses for the three months ended March 31, 2006. The increase in repair and maintenance expenses during this period was due to the large number of properties remodeled in early 2007, and because several hotels were undergoing their regular improvements as requested by the franchisors. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
     Net Income
     Net Income for the three months ended March 31, 2007 was $2.2 million compared to $2.1 million for the three months ended March 31, 2006. Income From Continuing Operations increased from $2.0 million for the three months ended March 31, 2006 to $2.3 million for the three months ended March 31, 2007. We generated Earnings Per Unit of $1,431 for the three months ended March 31, 2007 and $1,370 for the three months ended March 31, 2006. Despite an increase in Interest Expense, Net Income and Income From Continuing Operations for the three months ended March 31, 2007 increased compared to the three months ended March 31, 2006 due to the increased revenues generated by the Company, coupled with the reduction in the percentage of operating expenses to revenues.
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
     We generated $7.8 million in cash from operating activities during the three months ended March 31, 2007, compared to $4.8 million during the three months ended March 31, 2006. This increase was largely due to an increase in accounts payable and related party account payable of $2.0 million from December 31, 2006 to March 31, 2007. The increase in these accounts was due to increased construction activity.
     Cash From Investing Activities
     Proceeds received from the disposition of hotels are generally reinvested and used to finance additional hotel property purchases or construction of new hotels. During the three months ended March 31, 2007, we received $0.2 million of net cash proceeds from the disposition of land which was reinvested into purchases or construction of new hotels.
     Certain of our borrowing arrangements require that we maintain cash reserves for payment of property taxes, insurance and maintenance expenses of our hotels. These restricted funds are for use only at the hotels financed by the respective lender requiring the reserve. As of March 31, 2007, $2.3 million of cash on our balance sheet was classified as restricted. We had a net cash inflow of $1.5 million during the three months ended March 31, 2007 due to funds held in restricted cash accounts being released to fund hotel renovations.
     Cash From Financing Activities
     Purchases of hotels and new hotel construction have historically been funded with a mix of 35%-40% equity, and 60%-65% debt financing. We anticipate, however, increasing the leverage in our portfolio to approximately 70%. In some cases, the equity may be initially funded through debt financing for several months until we call for capital from equity subscribers.
     For the three months ended March 31, 2007, the Company received no proceeds from equity contributions as no equity offerings were made during such period. During the three months ended March 31, 2006, the Company received $12.5 million in equity proceeds from the sale of 133.25 Class A-1 Membership Units pursuant to a private equity offering.

     During the three months ended March 31, 2007, we entered into long-term financing arrangements providing $6.3 million of cash to the Company. We paid $4.6 million in principal payments on long-term debt, which included making scheduled monthly debt payments as well as $3.3 million in unscheduled repayment of two long-term notes as a result of refinancing. In addition, during the three months ended March 31, 2007, the Company received a net cash inflow of $24.5 million as a result of an increase in notes payable. The increase resulted primarily from entering into the Fortress Credit Corp. line of credit, and receiving advances and various construction notes to pay for land acquisitions and hotel development.
     We have entered into agreements securing a $30 million line of credit with First National Bank of Omaha for the purpose of temporarily funding acquisitions and construction of new hotels (“Acquisition Line of Credit”). The Acquisition Line of Credit carries an interest rate at the prime rate for non-real estate secured advances, and at the prime rate less 1/2 to 3/4% for real estate secured advances. The borrowings under the Acquisition Line of Credit are repaid as permanent financing and equity sources for such acquisitions are secured. The outstanding balance on the Acquisition Line of Credit as of March 31, 2007 was $11.0 million. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00. The Acquisition Line of Credit was amended on April 30, 2007 to provide that the Company and Summit Hospitality V, LLC, a wholly-owned subsidiary of the Company, are co-borrowers for any borrowing related to any property owned by Summit Hospitality V, LLC.
     In addition, we entered into agreements securing a $50 million credit pool with First National Bank of Omaha for the permanent financing of hotels. Each loan from the credit pool is classified as either a Pool One loan or a Pool Two loan. Loans from Pool One pay interest only for a maximum of two years, and carry an interest rate of LIBOR plus 2.65%. Loans from Pool Two are for a term of five years, and principal and interest payments are based upon a twenty-year amortization schedule. The Pool Two loans carry an interest rate ranging from LIBOR plus 2.0% to LIBOR plus 2.5%, depending upon the Company’s most recent financial performance. Under this arrangement, our hotels can be financed in Pool One for up to two years and then be financed in Pool Two for up to five years. The outstanding balance on the Credit Pool as of March 31, 2007 was $27.7 million. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00.
     We have a permanent loan with Lehman Brothers Bank secured by 27 of our hotels. As of March 31, 2007, the principal balance of the loan was $84.3 million. The interest rate is fixed at 5.4% and the loan matures in January 2012. We are required to maintain a replacement reserve equal to 4% of gross income of the secured hotels.
     We have a permanent loan with ING Life Insurance and Annuity Company secured by 6 of our hotels. As of March 31, 2007, the outstanding principal balance on this loan was $33.0 million. This loan carries an interest rate of 5.6% and matures January 2025, with options for the lender to call the note beginning in 2012 upon six months prior notice.
     We have a permanent loan with ING Life Insurance and Annuity Company, secured by 9 of our hotels. As of March 31, 2007, the outstanding principal balance on this loan was $36.0 million. This loan carries an interest rate of 6.1% and matures July 2012.

     We have a permanent loan with Credit Suisse First Boston Mortgage Capital, LLC secured by 2 of our hotels. As of March 31, 2007, the outstanding principal balance on this loan was $14.9 million. This loan carries an interest rate of 7.5% and matures November 2024. We are required to maintain replacement reserves equal to 5% of the gross income of the secured hotels.
     We secured two construction/semi-permanent loans from M&I Marshall & Ilsley Bank to finance the construction of two hotels in Bloomington, Minnesota. The maximum principal available under the loans is $24.5 million, and the outstanding balance as of March 31, 2007 was $1.0 million. The interest rate is variable, at LIBOR plus 2.55%. Both notes mature in March 2009.
     On March 5, 2007 we entered into a loan agreement with Fortress Credit Corp. for the purpose of financing our equity requirements for the acquisition, development and construction of real estate and hotel properties. The loan is in the amount of $99.7 million. Up to $75.0 million of the loan may be advanced to fund a portion of real estate acquisition and construction costs. The remaining $24.7 million may be advanced to fund interest payments under the loan. As of March 31, 2007, the outstanding principal balance of the loan was $15.0 million. The loan carries a variable interest rate of 30-day LIBOR plus 575 basis points, and matures March 2010 with two one-year maturity date extensions available. Interest is payable monthly, and no principal payments are scheduled. The loan is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries.
     We have also obtained financing with regional banks, or in connection with a hotel acquisition have assumed the financing, for several of our hotels. Certain of these loans may contain provisions requiring maintenance of specific leverage ratios or replacement reserves. As of March 31, 2007, 70.4% of our debt on the hotels carried a fixed interest rate, which includes outstanding balances on lines of credit.
          Uses of Cash
     Our primary uses of cash are to fund operational expenses, debt service, capital improvements on existing hotels, acquisition or construction of new hotels, and distributions to members. Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members. We anticipate that cash flow from operations will be sufficient to fund these requirements for the foreseeable future. Distributions to members totaled $2.7 million and $2.6 million during the three months ended March 31, 2007 and 2006, respectively.
     Major capital improvements on existing hotels and the acquisition or construction of new hotels is funded primarily through financing of hotels with commercial lenders and equity contributions. Due to the rapid increase in construction of new hotels, the total amount of our debt is anticipated to increase quickly. Because the hotels being financed are under construction, however, they are not generating cash from operations. Most of the loans obtained for the construction of new hotels do not require interest payments, and instead interest is financed through advances on the respective construction loans. Hence, we do not anticipate a significant increased short-term use of cash to fund financing costs as financing costs will be funded by additional debt. At such time as the construction loans begin amortizing, the respective hotels will be operating and are expected to generate additional cash from operations to fund debt service. During the three months ended March 31, 2007 and 2006, we used cash from investing activities in the amount of $29.7 million and $19.0 million, respectively, for hotel and land acquisitions and development. For the three months ended March 31, 2007, we acquired five parcels of land for the development of five hotels at a total cost of $12.3 million.
          Additional Information Concerning Sources and Uses of Cash
     We have $6.8 million in outstanding debt maturing during 2007, and have approximately $5.4 million in scheduled principal payments during 2007. Based upon our current level of operations, funds available on our credit pool, and other financing opportunities believed to be available to the Company, management believes that we have sufficient financing sources to meet scheduled maturities, equity distributions, working capital requirements, anticipated capital expenditures, anticipated operational expenses including advertising and marketing, scheduled interest and principal debt payments for the foreseeable future. However, there is no assurance that we will be able to refinance our indebtedness as it becomes due, and if we are able to secure financing, that it will be on favorable terms. In addition, we cannot provide assurance that our business will continue to generate cash flow at or above historical levels or the projected results will be achieved.
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
     We have historically made monthly Priority Return distributions to Class A and Class A-1 members and plan to continue to do so in the future. In addition, generally during April, July and October, we distribute excess cash resulting from hotel operations. During the three months ended March 31, 2007 and 2006, the Company’s average monthly Priority Return distribution was $888,398 and $857,964, respectively. The Company made no distributions of excess cash during the three months ended March 31, 2007, and no distributions of excess cash during the three months ended March 31, 2006. There can be no assurance that we will be able to make the monthly Priority Return or additional distributions in the future. However, based upon current operating conditions, management believes that we will continue such distributions into the foreseeable future.
     Management believes that interest rates will continue to rise. Due to our significant reliance on financing for the acquisition and construction of hotels, continued increases in interest rates may affect our ability to acquire or build hotels which meet our investment objectives. Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at interest rates similar to those on credit facilities currently financing our hotels. In addition, as of March 31, 2007, approximately 29.6% of our indebtedness, including outstanding balances on lines of credit, carried variable interest rates which increase as general interest rates rise. As of December

31, 2006, approximately 21.3% of our indebtedness carried variable interest rates. The increase in the proportion of variable rate debt to fixed rate debt increased due to the increased level of short-term financing used for development and construction activities. Continued increases in interest rates on permanent loans for our hotels are expected to reduce cash flow from operations. The interest accrued on construction loans generally is capitalized with the cost of construction. Therefore, increased interest rates on these loans are not expected to reduce cash flow in the short term, but may increase the cost of construction.
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
     We have several properties that are under construction and land that is held for future development and construction. The properties under construction and held for development as of May 2, 2007 are described in the table below:

Location	# Rooms	Franchise	Status	Opening Date (1)
Jackson, MS (2)	100	Residence Inn	Under Construction	09/07
Ft. Collins, CO (2)	120	Hilton Garden Inn	Under Construction	08/07
Flagstaff, AZ (2)	150	Courtyard by Marriott	Future Construction	06/09
Ft. Worth, TX (2)	105	Hampton Inn & Suites	Under Construction	08/07
Denver, CO (2)	124	SpringHill Suites	Under Construction	11/07
Bloomington, MN (2)	113	Cambria Suites	Under Construction	11/07
Bloomington, MN (2)	146	Hampton Inn & Suites	Under Construction	11/07
Boise, ID (2)	119	Cambria Suites	Construction Completed	04/07
Baton Rogue, LA (2)	127	Cambria Suites	Under Construction	02/08
Jacksonville, FL(2)	136	Aloft	Future Construction	TBD
Jacksonville, FL(2)	119	TBA	Future Construction	TBD
San Antonio, TX (2)	126	Cambria Suites	Future Construction	TBD
San Antonio, TX (2)	123	TBA	Future Construction	TBD
San Antonio, TX (2)	136	Aloft	Future Construction	TBD
San Antonio, TX (2)	119	Cambria Suites	Future Construction	TBD
Houston, TX (2)	118	Cambria Suites	Future Construction	TBD

(1)	The opening date is estimated and is subject to change.

(2)	Number of units and franchise indicate our plans as of March 31, 2007, which are subject to change.
     The table above does not include renovation or remodeling of hotels, and includes only construction of new hotels. The construction for the Jackson, MS was financed through the $6.6 million and $2.1 million ING loans. Construction for the Bloomington hotels will be financed through the $14.1 million and $10.4 million M & I Marshall & Ilsley Bank loans. Construction of the Denver, CO hotel will be financed through the $9.5 million General Electric Capital Corporation loan. The other hotels to be constructed are expected to be financed through the Acquisition Line of Credit, the Fortress Credit Corp. loan, future loans from other lenders, proceeds received from the sale of a hotel, or equity contributions.

Recent Developments
     Recent Loan Transactions
     On April 30, 2007, we entered into a loan with General Electric Capital Corporation in the amount of $9.5 million to fund the acquisition of land and construction of a hotel located in Denver, Colorado. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in May 2017.
     Acquisitions and Dispositions
     Since December 31, 2006, we have acquired and disposed of certain properties, and entered into contracts to acquire and dispose of properties. These developments are set forth in the table below.

Location	# Rooms	Franchise	Property Purchased	Status	Closing Date (1)
Coeur d’Alene, ID	69	Fairfield Inn	Hotel	Sold	4/24/07
San Antonio, TX(2)	126	Cambria Suites	Land	Purchased	1/12/07
San Antonio, TX(2)	123	TBA	Land	Purchased	1/12/07
San Antonio, TX(2)	136	Aloft	Land	Purchased	1/22/07
San Antonio, TX(2)	119	Cambria Suites	Land	Purchased	1/22/07
Houston, TX(2)	118	Cambria Suites	Land	Purchased	2/15/07
Irving, TX(2)	124	AmeriSuites	Hotel	Purchased	5/2/07
Irving, TX(2)	128	AmeriSuites	Hotel	Purchased	5/2/07
El Paso, TX	100	Hampton Inn	Land	Under Contract	TBD
El Paso, TX	120	Courtyard	Land	Under Contract	TBD
Portland, OR	120	Residence	Land	Under Contract	TBD
Portland, OR	127	Hyatt Place	Land	Under Contract	TBD
Fort Smith, AR	23	Aspen Addition	Land	Under Contract	TBD
Ridgeland, MS	92	Staybridge Suites	Hotel	Under Contract	6/5/07
Boise, ID	N/A	N/A	Land	Under Contract to Sell	8/1/07

(1)	For properties under contract, the closing date is estimated.

(2)	Number of units and franchise indicate our plans as of March 31, 2007, which are subject to change.
     The aggregate purchase price of the land described in the above table was $12.3 million. The properties acquired were financed through the Acquisition Line of Credit and the Fortress Credit Corp. loan. The aggregate construction cost (including land cost) of the five hotels to be constructed on the purchased land is estimated to be $74.0 million. The construction is expected to be financed through the Acquisition Line of Credit, the Fortress Credit Corp. loan, future loans from other lenders, proceeds received from the sale of a hotel, or equity contributions. The sale price of the Coeur d’Alene hotel was $4.3 million. The acquisition cost of the two hotels in Irving, TX was $14.1 million.

     Wholly-Owned Subsidiary
     Pursuant to the Fortress Credit Corp. loan discussed above, we are required to have a wholly-owned subsidiary own all new hotels purchased or developed. We have recently formed Summit Hospitality V, LLC for this purpose. It is formed under the laws of the State of South Dakota and is wholly-owned by the Company. Depending on financing or other requirements of the Company, we may form additional wholly-owned subsidiaries in the future to hold certain of our hotels. All assets, liabilities, expenses and revenues of our wholly-owned subsidiaries are reflected on our consolidated financial statements.
Commitments and Contingencies
     As of March 31, 2007, the Company has entered into construction contracts to develop and build 8 hotels in Idaho, Louisiana, Mississippi, Texas, Colorado, and Minnesota for approximately $69 million.
     The Company has entered into agreements to purchase real estate in El Paso, TX, Portland, OR and Ft. Smith, AR; and a hotel in Ridgeland, MS. The Company intends to build 4 hotels on the parcels of land purchased and put an addition onto the existing Aspen Hotel & Suites in Fort Smith, AR. The aggregate purchase price of these properties is $16.1 million, and each transaction is expected to close during 2007.
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
     As of March 31, 2007 and December 31, 2006, 70.4% and 78.7% of our debt carried fixed interest rates, respectively. The increase in the amount of variable rate debt held by the Company is a result of the significant increase in land and hotel development activities, and construction financing incurred by the Company during the three months ended March 31, 2007. Generally, development and construction debt is short-term financing and carries variable rates. Management anticipates increasing the pace of development and construction of new hotel properties. Therefore, it is anticipated that the proportion of variable rate debt to fixed rated debt held by the Company will continue to increase. In addition, as our debts mature, the financing arrangements which carry fixed interest rates will become subject to interest rate risk. As of March 31, 2007, our fixed interest rate debt totaled $185.5 million. Our variable interest rate debt totaled $77.8 million as of March 31, 2007, which included amounts outstanding under our lines of credit and construction loans, and not the total available under the lines of credit and construction loans. Assuming no increase in the amount of our variable rated debt, if the interest rates on our existing variable rated debt were to increase by 1.0%, our cash flow would decrease by approximately $778,000 per year.
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
Item 1A. Risk Factors
     The Company’s annual report on Form 10-K filed on or about March 30, 2007 (the “annual report”) sets forth a number of risk factors and other information which should be carefully considered. In addition to the risks described in the annual report, we are subject to a number of other risks and uncertainties which we may not be aware of or which we currently deem to be immaterial to our business operations. If any of such risks or other risks occur, our business, financial condition, operating results and cash flows could be adversely affected. Management does not believe that there are new material risk factors in addition to those set forth in the annual report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following Exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

10.1	First Modification to Loan Agreement dated April 24, 2007 between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company regarding loan dated June 15, 2006.

10.2	Loan Agreement between Summit Hotel Properties, LLC and General Electric Capital Corporation, dated April 30, 2007.

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer.

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, LLC
Date: May 15, 2007	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Chief Executive Officer and Manager

Date: May 15, 2007	By:	/s/ Christopher D. Bills
Christopher D. Bills
Chief Financial Officer and Manager

EXHIBIT INDEX
10.1	First Modification to Loan Agreement dated April 24, 2007 between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company regarding loan dated June 15, 2006.

10.2	Loan Agreement between Summit Hotel Properties, LLC and General Electric Capital Corporation, dated April 30, 2007.

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer.

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.