Form 10-Q
period 2007-06-30
SUMMIT HOTEL PROPERTIES LLC
filed 2007-08-14
CIK 1284609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 000-51955
SUMMIT HOTEL PROPERTIES, LLC
(Exact name of registrant as specified in its charter)
South Dakota
(State or other jurisdiction
of incorporation or organization)
20-0617340
(I.R.S. Employer Identification No.)
2701 South Minnesota Avenue, Suite 6
Sioux Falls, SD 57105
(Address of principal executive
offices, including zip code)
(605) 361-9566
(Registrant’s telephone number,
including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of the Exchange Act. Large accelerated filer ☐ Accelerated Filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of Class A Membership Units outstanding as of August 1 2007, was 1,166.62 and the number of Class A-1 Membership Units outstanding as of August 1, 2007, was 133.25.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

	(Unaudited)	(Audited)
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,133,576	$7,999,443
Restricted cash	1,862,737	2,479,940
Trade receivables	5,219,332	3,151,673
Prepaid expenses and other	1,007,664	1,761,769
Assets held for sale	—	3,110,559

Total current assets	18,223,309	18,503,384

PROPERTY AND EQUIPMENT, NET	406,098,196	331,706,663

OTHER ASSETS
Deferred charges and other assets, net	4,410,611	4,400,900
Restricted cash	1,146,973	1,348,538

Total other assets	5,557,584	5,749,438

TOTAL ASSETS	$429,879,089	$355,959,485

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$22,066,000	$12,030,000
Lines of credit and notes payable	90,588,345	14,905,265

Accounts payable	6,421,680	1,303,471
Related party accounts payable	2,015,843	2,825,398
Accrued expenses	8,462,854	8,044,929

Total current liabilities	129,554,722	39,109,063

LONG-TERM DEBT, NET OF CURRENT PORTION	194,989,453	210,139,609

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	(1,468,912)	(1,511,494)

MEMBERS’ EQUITY
Class A, 1,166.62 units issued and outstanding	88,289,999	88,253,669
Class A-1, 133.25 units and 0 units issued and outstanding, respectively	10,427,955	11,035,274
Class B, 81.36 units issued and outstanding	4,810,371	4,972,353
Class C, 173.60 units issued and outstanding	3,275,501	3,961,011

Total members’ equity	106,803,826	108,222,307

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$429,879,089	$355,959,485

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
REVENUES
Room revenues	$34,070,829	$30,622,742	$64,123,877	$58,039,452
Other hotel operations revenues	568,282	480,817	1,141,565	985,865

	34,639,111	31,103,559	65,265,442	59,025,317

COSTS AND EXPENSES
Direct hotel operations	10,443,997	9,775,317	19,761,961	18,232,618
Other hotel operating expenses	3,467,406	3,217,639	6,754,237	6,400,828
General, selling and administrative	7,255,335	5,584,384	12,537,032	10,552,738
Repairs and maintenance	3,829,778	2,756,280	6,565,310	4,977,429
Depreciation and amortization	4,409,755	4,235,083	8,427,103	8,090,010

	29,406,271	25,568,703	54,045,643	48,253,623

INCOME FROM OPERATIONS	5,232,840	5,534,856	11,219,799	10,771,694

OTHER INCOME (EXPENSE)
Interest income	104,017	104,132	184,926	208,861
Interest (expense)	(3,818,916)	(3,320,716)	(7,199,534)	(6,350,985)
Gain (loss) on disposal of assets	(101,154)	2,119	(147,264)	(16,673)

	(3,816,053)	(3,214,465)	(7,161,872)	(6,158,797)

INCOME BEFORE MINORITY INTERESTS	1,416,787	2,320,391	4,057,927	4,612,897

MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED PARTNERSHIPS	219,351	234,037	552,582	455,028

INCOME FROM CONTINUING OPERATIONS	1,197,436	2,086,354	3,505,345	4,157,869

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	3,013,286	2,208,893	2,997,925	2,363,411

NET INCOME BEFORE INCOME TAXES	4,210,722	4,295,247	6,503,270	6,521,280

STATE INCOME TAX (EXPENSE)	(404,234)	(204,126)	(471,748)	(315,864)

NET INCOME	$3,806,488	$4,091,121	$6,031,522	$6,205,416

BASIC AND DILUTED EARNINGS
PER CAPITAL UNIT	$2,448.17	$2,631.23	$3,879.22	$4,049.45

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	1,554.83	1,554.83	1,554.83	1,532.41

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	# of Capital
	Units	Class A	Class A-1	Class B	Class C	Total
BALANCES, JANUARY 1, 2007	1,554.83	$88,253,669	$11,035,274	$4,972,353	$3,961,011	$108,222,307

Net Income	—	6,031,522	—	—	—	6,031,522

Distributions to members	—	(5,995,192)	(607,319)	(161,982)	(685,510)	(7,450,003)

BALANCES, JUNE 30, 2007	1,554.83	$88,289,999	$10,427,955	$4,810,371	$3,275,501	$106,803,826

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
OPERATING ACTIVITIES
Net income	$6,031,522	$6,205,416
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,656,435	8,444,453
Minority interests in operations of consolidated partnership	552,582	455,028
(Gain) loss on disposal of assets	(3,037,474)	(2,117,768)
Changes in current assets and liabilities:
Trade receivables	(2,067,659)	(968,425)
Prepaid expenses and other	754,105	202,666
Accounts payable	4,308,654	(1,134,732)
Accrued expenses	417,925	(764,482)

NET CASH FROM OPERATING ACTIVITIES	15,616,090	10,322,156

INVESTING ACTIVITIES
Acquisitions and construction in progress	(79,050,943)	(37,835,304)
Purchases of other property & equipment	(6,819,766)	(5,104,195)
Proceeds from asset dispositions	9,373,053	8,502,709
Restricted cash fundings	818,768	3,305,643

NET CASH (USED FOR) INVESTING ACTIVITIES	(75,678,888)	(31,131,147)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	6,340,000	55,960,800
Principal payments on long-term debt	(11,454,156)	(16,285,670)
Financing fees on long-term debt	(411,990)	(627,800)
Net change in notes payable	75,683,080	(4,674,118)
Proceeds from equity contributions	—	12,457,500
Distributions to members	(7,450,003)	(8,258,700)
Distributions to minority interest	(510,000)	(510,000)

NET CASH FROM FINANCING ACTIVITIES	62,196,931	38,062,012

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,134,133	17,253,021

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	7,999,443	7,339,976

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,133,576	$24,592,997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$7,337,870	$6,447,638

Cash payments for state income taxes	$262,210	$1,125,839

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

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
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Management believes this Statement will have an immaterial impact on the consolidated financial statements of the Company once adopted.
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
JUNE 30, 2007

Assets Held for Sale
As a part of regular policy, the Company periodically reviews hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.
During 2007, the Company completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes are either non-core or no longer complement the business. As of June 30, 2007, there are no hotel properties that meet the Company’s criteria for held for sale classification.
Assets held for sale at June 30, 2007 and December 31, 2006 are comprised of the following:

	2007	2006
Land	$—	$1,048,864
Building	—	2,048,055
Furniture, fixtures and equipment	—	322,834

	—	3,419,753
Less accumulated depreciation	—	309,194

	$—	$3,110,559

Discontinued Operations
In accordance with SFAS No. 144, the Company classifies its condensed consolidated financial statements of operations for the three and six month periods ended June 30, 2007 and 2006, and its condensed consolidated balance sheet as of June 30, 2007. This presentation reflects discontinued operations of five consolidated hotel properties sold during this period, or to be sold pursuant to the plan for hotel dispositions. This classification has no impact on the Company’s net income or the net income per capital unit. The five hotel properties are located in Pueblo, CO; Coeur D’Alene, ID; Sioux Falls, SD; Bradford, PA; and Jackson, MS. Three hotel properties in Bradford, PA; Jackson, MS and Sioux Falls, SD were sold for a total of $11,210,000 during the second quarter of 2006. The Coeur D’Alene, ID and Pueblo, CO hotels were sold on April 24, 2007 and June 1, 2007, respectively.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

Condensed financial information of the results of operations for these hotel properties included in discontinued operations for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
REVENUES	$365,180	$1,429,903	$959,099	$2,882,751

COSTS AND EXPENSES
Direct hotel operations	161,623	563,634	411,204	1,065,412
Other hotel operating expenses	60,884	177,425	138,473	410,480
General, selling and administrative	85,186	256,049	191,738	515,493
Repairs and maintenance	14,812	80,201	28,295	148,705
Depreciation and amortization	159,974	153,795	229,332	354,443

	482,479	1,231,104	999,042	2,494,533

INCOME FROM OPERATIONS	(117,299)	198,799	(39,943)	388,218

OTHER INCOME (EXPENSE)
Interest income	570	9,197	2,348	17,380
Interest (expense)	(48,753)	(53,569)	(138,336)	(96,653)
State income tax (expense)	(5,970)	(79,975)	(10,882)	(79,975)
Gain (loss) on disposal of assets	3,184,738	2,134,441	3,184,738	2,134,441

	3,130,585	2,010,094	3,037,868	1,975,193

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$3,013,286	$2,208,893	$2,997,925	$2,363,411

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
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

During the first quarter of 2007, the Company purchased land in Houston, TX for $1,864,000 and in San Antonio, TX for $10,420,000, and plans to build five hotels on the land in 2007 and 2008.
During the second quarter of 2007, the Company purchased land in Portland, OR for $3,650,000, and plans to build two hotels on the land in 2008.
On May 2, 2007, the Company purchased two hotel properties in Irving (Las Colinas), TX, for a combined purchase price of approximately $14,110,000. Essentially all of the assets purchased were allocated to property and equipment.
On June 5, 2007, the Company purchased the Staybridge Suites in Ridgeland, MS, for an approximate price of $9,150,000. Essentially all of the assets purchased were allocated to property and equipment.
The following table illustrates the allocation of the respective purchase prices for each of the aggregated property purchases discussed above:

	5/2/07	6/5/07
Current assets	$—	$—
Property and equipment	14,110,000	9,150,000
Intangible assets	—	—

Total assets acquired	14,110,000	9,150,000

Current liabilities	—	—
Long-term debt	—	—

Total liabilities assumed	—	—

Net assets acquired	$14,110,000	$9,150,000

Accrued Expenses
Accrued expenses at June 30, 2007 and December 31, 2006 are as follows:

	2007	2006
Accrued taxes	$4,712,004	$3,810,350
Accrued salaries and benefits	892,429	1,517,101
Accrued interest	920,121	901,438
Other accrued expenses	1,938,300	1,816,040

	$8,462,854	$8,044,929

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

Note Obligations
On March 5, 2007, the Company closed on a loan with Fortress Credit Corporation to refinance the debt on several construction projects and provide equity for the acquisition, development and construction of additional real estate and hotel properties. The loan is in the amount of $99,700,000. The current balance on this note is approximately $32,000,000 and carries a variable interest rate of 30-day LIBOR plus 575 basis points. The maturity date of the note is March 5, 2010.
On April 30, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $9,500,000 to fund the land acquisition on hotel construction located in Denver, CO. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in May 2017. The current balance is approximately $1,200,000.
Subsequent Events
One purchase agreement has been signed for land in Ft. Myers, FL for approximately $3,670,000, with plans to build one hotel on the land and sell approximately one-half of the land for $2,600,000.
The Company signed a sales contract on the land in El Paso, TX for $2,600,000 and closed on this sale on July 16, 2007. The Company plans to build two hotels on the land during 2008.
The Company signed a sales contract on July 25, 2007, on the hotel in Lincoln, NE for $3,600,000 and closed on this sale on July 27, 2007.

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
Results of Operations
     The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2007 and June 30, 2006.
     Our operating results declined for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, for three primary reasons. First, we continue our program to renovate our hotels to keep them competitive in their respective markets, therefore, we have incurred significant repairs and maintenance expense during the six months ended June 30, 2007. Second, we have experienced increased interest expense due to the purchase of three hotels during 2007, and the refinance of a significant portion of our mortgage debt in June 2006 which included taking out equity to fund future acquisitions and development. Management anticipates that operating income of the recently-purchased hotels will increase as the operations of these hotels are stabilized. Third, our General, Selling and Administrative expenses increased as a percentage of revenues largely due to costs related to opening four hotels during the six months ended June 30, 2007.
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

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
     Revenues
     Total revenue for the three months ended June 30, 2007 was $34.6 million, compared to $31.1 million during the three months ended June 30, 2006. This is an increase of 11.4%. The increase was primarily due to the increased RevPAR generated by the Company’s hotels.
     The key indicators for the Company’s hotel performance for the three months ended June 30, 2007 and 2006 are set forth in the following table.

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2007	2006	Increase/(Decrease)
All Company Hotels
RevPAR	$67.29	$63.97	$3.32
Average Daily Rate	$94.97	$87.61	$7.36
Occupancy Rate	70.86%	73.02%	(2.16)%
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
     Hotel Operating Expenses
     Our hotel operating expenses increased as a percentage of revenues, and totaled $29.4 million for the three months ended June 30, 2007, which was 84.9% of our total revenues, and $25.6 million for the three months ended June 30, 2006, which was 82.2%. The increase in the percentage of operating expenses to revenues was largely caused by increased repairs and maintenance expense related to hotel renovations. In addition, our General, Selling and Administrative expenses increased as a percentage of revenues largely due to costs related to opening four hotels during the six months ended June 30, 2007. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors.

          Depreciation
     Our depreciation and amortization expenses totaled $4.4 million for the three months ended June 30, 2007, and $4.2 million for the three months ended June 30, 2006. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.
          Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the three months ended June 30, 2007, we reimbursed The Summit Group $1,106,906 in hotel management and Company Manager expenses, which was 3.2% of our total revenues. In the three months ended June 30, 2006, we reimbursed The Summit Group $962,737 in hotel management and Company Manager expenses, which was 3.1% of our total revenues.
          Repairs and Maintenance
     We incurred $3.8 million in repair and maintenance expenses for the three months ended June 30, 2007, and $2.8 million in repair and maintenance expenses for the three months ended June 30, 2006. The increase in repair and maintenance expenses during this period was due to the large number of properties remodeled in early 2007, and because several hotels were undergoing their regular improvements as requested by the franchisors. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
     Net Income
     Net Income for the three months ended June 30, 2007 was $3.8 million compared to $4.1 million for the three months ended June 30, 2006. Income From Continuing Operations decreased from $2.1 million for the three months ended June 30, 2006 to $1.2 million for the three months ended June 30, 2007. We generated Earnings Per Unit of $2,448 for the three months ended June 30, 2007 and $2,631 for the three months ended June 30, 2006. Income From Continuing Operations, Net Income and Earnings Per Unit declined due to increased repairs and maintenance expense incurred as a result of hotel renovations, and increased interest expense due to the purchase of three hotels during 2007, costs related to opening four hotels during 2007, and the refinance of a significant portion of our mortgage debt in June 2006 which included taking out equity to finance future acquisitions and development.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
     Revenues
     Total revenue for the six months ended June 30, 2007 was $65.3 million, compared to $59.0 million during the six months ended June 30, 2006. This is an increase of 10.6%. The increase was primarily due to the increased RevPAR generated by the Company’s hotels.
     The key indicators for the Company’s hotel performance for the six months ended June 30, 2007 and 2006 are set forth in the following table.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2006	Increase/(Decrease)
All Company Hotels
RevPAR	$65.32	$61.78	$3.54
Average Daily Rate	$96.02	$88.04	$7.98
Occupancy Rate	68.03%	70.17%	(2.14)%
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
     Hotel Operating Expenses
     Our hotel operating expenses increased as a percentage of revenues, and totaled $54.0 million for the six months ended June 30, 2007, which was 82.8% of our total revenues, and $48.3 million for the six months ended June 30, 2006, which was 81.8%. Operating expenses increased as a percentage of revenues largely due to increased repairs and maintenance expense incurred as a result of hotel renovations. In addition, our General, Selling and Administrative expenses increased as a percentage of revenues due to costs related to opening four hotels during the six months ended June 30, 2007. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors.
          Depreciation
     Our depreciation and amortization expenses totaled $8.4 million for the six months ended June 30, 2007, and $8.1 million for the six months ended June 30, 2006. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.

          Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the six months ended June 30, 2007, we reimbursed The Summit Group $2,124,982 in hotel management and Company Manager expenses, which was 3.3% of our total revenues. In the six months ended June 30, 2006, we reimbursed The Summit Group $1,872,066 in hotel management and Company Manager expenses, which was 3.2% of our total revenues.
          Repairs and Maintenance
     We incurred $6.6 million in repair and maintenance expenses for the six months ended June 30, 2007, and $5.0 million in repair and maintenance expenses for the six months ended June 30, 2006. The increase in repair and maintenance expenses during this period was due to the large number of properties remodeled in early 2007, and because several hotels were undergoing their regular improvements as requested by the franchisors. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
     Net Income
     Net Income for the six months ended June 30, 2007 was $6.0 million compared to $6.2 million for the six months ended June 30, 2006. Income From Continuing Operations decreased from $4.2 million for the six months ended June 30, 2006 to $3.5 million for the six months ended June 30, 2007. We generated Earnings Per Unit of $3,879 for the six months ended June 30, 2007 and $4,049 for the six months ended June 30, 2006. Income From Continuing Operations, Net Income, and Earnings Per Unit decreased due to increased repairs and maintenance expense incurred as a result of hotel renovations, and increased interest expense due to the purchase of three hotels during 2007, costs related to opening four hotels during 2007, and the refinance of a significant portion of our mortgage debt in June 2006 which included taking out equity to finance future acquisitions and development.
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
     We generated $15.6 million in cash from operating activities during the six months ended June 30, 2007, compared to $10.3 million during the six months ended June 30, 2006. This increase was largely due to an increase in accounts payable of $5.4 million from December 31, 2006 to June 30, 2007. The increase in accounts payable was due to increased construction activity.
     Cash From Investing Activities
     Proceeds received from the disposition of hotels are generally reinvested and used to finance additional hotel property purchases, construction of new hotels or hotel renovations. During the six months ended June 30, 2007, we received $9.4 million of net cash proceeds from the disposition of hotels which was reinvested into hotel purchases, construction of new hotels, and hotel renovations.
     Certain of our borrowing arrangements require that we maintain cash reserves for payment of property taxes, insurance and maintenance expenses of our hotels. These restricted funds are for use only at the hotels financed by the respective lender requiring the reserve. As of June 30, 2007, $3.0 million of cash on our balance sheet was classified as restricted. We had a net cash inflow of $0.8 million during the six months ended June 30, 2007 due to funds held in restricted cash accounts being released to fund hotel renovations and real estate tax payments.
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
     For the six months ended June 30, 2007, the Company received no proceeds from equity contributions as no equity offerings were made during such period. During the six months ended June 30, 2006, the Company received $12.5 million in equity proceeds from the sale of 133.25 Class A-1 Membership Units pursuant to a private equity offering.

     During the six months ended June 30, 2007, we entered into long-term financing arrangements providing $6.3 million of cash to the Company. We paid $11.5 million in principal payments on long-term debt, which included making scheduled monthly debt payments as well as $8.8 million in unscheduled repayment of four long-term notes as a result of refinancing and hotel sales. In addition, during the six months ended June 30, 2007, the Company received a net cash inflow of $75.7 million as a result of an increase in notes payable. The increase resulted primarily from entering into the Fortress Credit Corp. line of credit, and receiving advances on various construction notes to pay for land acquisitions and hotel development.
     We have entered into agreements securing a $40 million line of credit with First National Bank of Omaha for the purpose of temporarily funding acquisitions and construction of new hotels (“Acquisition Line of Credit”). The Acquisition Line of Credit carries an interest rate at the prime rate for non-real estate secured advances, and at the prime rate less 1/2 to 3/4% for real estate secured advances. The borrowings under the Acquisition Line of Credit are repaid as permanent financing and equity sources for such acquisitions are secured. The outstanding balance on the Acquisition Line of Credit as of June 30, 2007 was $26.4 million. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00. The Acquisition Line of Credit was amended on April 30, 2007 to provide that the Company and Summit Hospitality V, LLC, a wholly-owned subsidiary of the Company, are co-borrowers for any borrowing related to any property owned by Summit Hospitality V, LLC. The Acquisition Line of Credit was further amended on May 30, 2007 to increase the loan amount available from $30 million to $40 million.
     In addition, we entered into agreements securing a $50 million credit pool with First National Bank of Omaha for the permanent financing of hotels. Each loan from the credit pool is classified as either a Pool One loan or a Pool Two loan. Loans from Pool One pay interest only for a maximum of two years, and carry an interest rate of LIBOR plus 2.65%. Loans from Pool Two are for a term of five years, and principal and interest payments are based upon a twenty-year amortization schedule. The Pool Two loans carry an interest rate ranging from LIBOR plus 2.0% to LIBOR plus 2.5%, depending upon the Company’s most recent financial performance. Under this arrangement, our hotels can be financed in Pool One for up to two years and then be financed in Pool Two for up to five years. The outstanding balance on the Credit Pool as of June 30, 2007 was $26.9 million. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00.
     We have a permanent loan with Lehman Brothers Bank secured by 27 of our hotels. As of June 30, 2007, the principal balance of the loan was $83.9 million. The interest rate is fixed at 5.4% and the loan matures in January 2012. We are required to maintain a replacement reserve equal to 4% of gross income of the secured hotels.
     We have a permanent loan with ING Life Insurance and Annuity Company secured by 6 of our hotels. As of June 30, 2007, the outstanding principal balance on this loan was $32.8 million. This loan carries an interest rate of 5.6% and matures January 2025, with options for the lender to call the note beginning in 2012 upon six months prior notice.

     We have a permanent loan with ING Life Insurance and Annuity Company, secured by 9 of our hotels. As of June 30, 2007, the outstanding principal balance on this loan was $35.7 million. This loan carries an interest rate of 6.1% and matures July 2012.
     We have a permanent loan with Credit Suisse First Boston Mortgage Capital, LLC secured by 2 of our hotels. As of June 30, 2007, the outstanding principal balance on this loan was $14.8 million. This loan carries an interest rate of 7.5% and matures November 2024. We are required to maintain replacement reserves equal to 5% of the gross income of the secured hotels.
     We secured two construction/semi-permanent loans from M&I Marshall & Ilsley Bank to finance the construction of two hotels in Bloomington, Minnesota. The maximum principal available under the loans is $24.5 million, and the outstanding balance as of June 30, 2007 was $8.1 million. The interest rate is variable, at LIBOR plus 2.55%. Both notes mature in March 2009.
     On March 5, 2007 we entered into a loan agreement with Fortress Credit Corp. for the purpose of financing our equity requirements for the acquisition, development and construction of real estate and hotel properties. The loan is in the amount of $99.7 million. Up to $75.0 million of the loan may be advanced to fund a portion of real estate acquisition and construction costs. The remaining $24.7 million may be advanced to fund interest payments under the loan. As of June 30, 2007, the outstanding principal balance of the loan was $31.9 million. The loan carries a variable interest rate of 30-day LIBOR plus 575 basis points, and matures March 2010 with two one-year maturity date extensions available. Interest is payable monthly, and no principal payments are scheduled. The loan is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries.
     We have also obtained financing with regional banks, or in connection with a hotel acquisition have assumed the financing, for several of our hotels. Certain of these loans may contain provisions requiring maintenance of specific leverage ratios or replacement reserves. As of June 30, 2007, 60.0% of our debt on the hotels carried a fixed interest rate, which includes outstanding balances on lines of credit.
          Uses of Cash
     Our primary uses of cash are to fund operational expenses, debt service, capital improvements on existing hotels, acquisition or construction of new hotels, and distributions to members. Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members. We anticipate that cash flow from operations will be sufficient to fund these requirements for the foreseeable future. Distributions to members totaled $7.5 million and $8.2 million during the six months ended June 30, 2007 and 2006, respectively.
     Major capital improvements on existing hotels and the acquisition or construction of new hotels is funded primarily through financing of hotels with commercial lenders and equity contributions. Due to the rapid increase in construction of new hotels, the total amount of our debt is anticipated to increase quickly. Because the hotels being financed are under construction, however, they are not generating cash from operations. Most of the loans obtained for the construction of new hotels do not require interest payments, and instead interest is financed through advances on the respective construction loans. Hence, we do not anticipate a significant increased short-term use of cash to fund financing costs as financing costs will be funded by additional debt. At such time as the construction loans begin amortizing, the respective hotels will be operating and are expected to generate additional cash from operations to fund debt service. During the six months ended June 30, 2007 and 2006, we used cash from investing activities in the amount of $79.1 million and $37.8 million, respectively, for hotel and land acquisitions and development. For the six months ended June 30, 2007, we acquired four parcels of land for the development of seven hotels at a total cost of $15.9 million, and we acquired three hotels at a total cost of $23.3 million.
          Additional Information Concerning Sources and Uses of Cash
     We have $16.8 million in outstanding debt maturing on or before June 30, 2008, and have approximately $5.3 million in scheduled principal payments during the twelve months from June 30, 2007 through June 30, 2008. Based upon our current level of operations, funds available on our credit pool, and other financing opportunities believed to be available to the Company, management believes that we have sufficient financing sources to meet scheduled maturities, equity distributions, working capital requirements, anticipated capital expenditures, anticipated operational expenses including advertising and marketing, scheduled interest and principal debt payments for the foreseeable future. However, there is no assurance that we will be able to refinance our indebtedness as it becomes due, and if we are able to secure financing, that it will be on favorable terms. In addition, we cannot provide assurance that our business will continue to generate cash flow at or above historical levels or the projected results will be achieved.
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
     We have historically made monthly Priority Return distributions to Class A and Class A-1 members and plan to continue to do so in the future. In addition, generally during April, July and October, we distribute excess cash resulting from hotel operations. During the six months ended June 30, 2007 and 2006, the Company’s average monthly Priority Return distribution was $893,167 and $877,950, respectively. The Company made distributions of excess cash during the six months ended June 30, 2007 in the amount of $2,090,000, and distributions of excess cash during the six months ended June 30, 2006 in the amount of $2,990,000. There can be no assurance that we will be able to make the monthly Priority Return or additional distributions in the future. However, based upon current operating conditions, management believes that we will continue such distributions into the foreseeable future.
     Management believes that interest rates will continue to rise. Due to our significant reliance on financing for the acquisition and construction of hotels, continued increases in interest rates may affect our ability to acquire or build hotels which meet our investment objectives. Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at interest rates similar to those on credit facilities currently financing our hotels. In addition, as of June 30, 2007, approximately 40.0% of our indebtedness, including outstanding balances on lines of credit, carried variable interest rates which increase as general interest rates rise. As of December 31, 2006, approximately 21.3% of our indebtedness carried variable interest rates. The increase in the proportion of variable rate debt to fixed rate debt increased due to the increased level of short-term financing used for development and construction activities. Continued increases in interest rates on permanent loans for our hotels are expected to reduce cash flow from operations. The interest accrued on construction loans generally is capitalized with the cost of construction. Therefore, increased interest rates on these loans are not expected to reduce cash flow in the short term, but may increase the cost of construction.
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

     We have several properties that are under construction and land that is held for future development and construction. The properties under construction and held for development as of July 25, 2007 are described in the table below:

Location	# Rooms	Franchise	Status	Opening Date (1)
Jackson, MS (2)	100	Residence Inn	Under Construction	10/07
Ft. Collins, CO (2)	120	Hilton Garden Inn	Under Construction	08/07
Flagstaff, AZ (2)	150	Courtyard by Marriott	Future Construction	06/09
Ft. Worth, TX (2)	105	Hampton Inn & Suites	Under Construction	11/07
Denver, CO (2)	124	SpringHill Suites	Under Construction	11/07
Bloomington, MN (2)	113	Cambria Suites	Under Construction	11/07
Bloomington, MN (2)	146	Hampton Inn & Suites	Under Construction	11/07
Boise, ID (2)	119	Cambria Suites	Construction Completed	04/07
Baton Rogue, LA (2)	127	Cambria Suites	Under Construction	07/08
Jacksonville, FL(2)	136	Aloft	Future Construction	TBD
Jacksonville, FL(2)	119	TBA	Future Construction	TBD
San Antonio, TX (2)	126	Cambria Suites	Future Construction	TBD
San Antonio, TX (2)	123	TBA	Future Construction	TBD
San Antonio, TX (2)	136	Aloft	Future Construction	TBD
San Antonio, TX (2)	119	Cambria Suites	Future Construction	TBD
Houston, TX (2)	118	Cambria Suites	Future Construction	TBD
Portland, OR (2)	120	Residence Inn	Future Construction	TBD
Portland, OR (2)	127	Hyatt Place	Future Construction	TBD

(1)	The opening date is estimated and is subject to change.

(2)	Number of units and franchise indicate our plans as of June 30, 2007, which are subject to change.
     The table above does not include renovation or remodeling of hotels, and includes only construction of new hotels. The construction for the Jackson, MS hotel was financed through the $6.6 million and $2.1 million ING loans. Construction for the Ft. Collins, CO hotel was financed through the $8.3 million and $2.6 million ING loans. Construction for the Bloomington hotels was financed through the $14.1 million and $10.4 million M & I Marshall & Ilsley Bank loans. Construction of the Denver, CO hotel was financed through the $9.5 million General Electric Capital Corporation loan. The other hotels to be constructed are expected to be financed through the Acquisition Line of Credit, the Fortress Credit Corp. loan, future loans from other lenders, proceeds received from the sale of a hotel, or equity contributions.
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

Location	# Rooms	Franchise	Property Purchased	Status	Closing Date (1)
Coeur d’Alene, ID	69	Fairfield Inn	Hotel	Sold	4/24/07
San Antonio, TX(2)	126	Cambria Suites	Land	Purchased	1/12/07
San Antonio, TX(2)	123	TBA	Land	Purchased	1/12/07
San Antonio, TX(2)	136	Aloft	Land	Purchased	1/22/07
San Antonio, TX(2)	119	Cambria Suites	Land	Purchased	1/22/07
Houston, TX(2)	118	Cambria Suites	Land	Purchased	2/15/07
Irving, TX(2)	124	AmeriSuites	Hotel	Purchased	5/2/07
Irving, TX(2)	128	AmeriSuites	Hotel	Purchased	5/2/07
El Paso, TX	100	Hampton Inn	Land	Purchased	7/16/07
El Paso, TX	120	Courtyard	Land	Purchased	7/16/07
Portland, OR	120	Residence	Land	Purchased	6/13/07
Portland, OR	127	Hyatt Place	Land	Purchased	6/13/07
Ridgeland, MS	92	Staybridge Suites	Hotel	Purchased	6/5/07
Boise, ID	N/A	N/A	Land	Under Contract to Sell	11/1/07
Lincoln, NE	83	Quality Suites	Hotel	Sold	7/27/07
Ft. Myers, FL	150	Hyatt Place	Land	Under Contract	8/30/07

(1)	For properties under contract, the closing date is estimated.

(2)	Number of units and franchise indicate our plans as of June 30, 2007, which are subject to change.
     The aggregate purchase price of the land described in the above table was $22.3 million. The properties acquired were financed through the Acquisition Line of Credit and the Fortress Credit Corp. loan. The aggregate estimated construction cost (including land cost) of the ten hotels to be constructed on the purchased land and land under contract to purchase is estimated to be $159.8 million. The construction is expected to be financed through the Acquisition Line of Credit, the Fortress Credit Corp. loan, future loans from other lenders, proceeds received from the sale of a hotel, or equity contributions. The sale price of the Coeur d’Alene hotel was $4.3 million. The sale price of the Lincoln, NE hotel was $3.6 million. The acquisition cost of the two hotels in Irving, TX was $14.1 million, and the acquisition cost of the hotel in Ridgeland, MS was $9.2 million.
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

Commitments and Contingencies
     As of June 30, 2007, the Company has entered into construction contracts to develop and build 8 hotels in Louisiana, Mississippi, Texas, Colorado, and Minnesota for approximately $69 million.
     As of June 30, 2007, the Company entered into agreements to purchase real estate in El Paso, TX and Ft. Myers, FL. The Company intends to build 3 hotels on the parcels of land purchased. The aggregate purchase price of these properties is $6.3 million. The El Paso, TX property was purchased on July 13, 2007 and the Ft. Myers, FL land purchase is expected to close during 2007.
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
     As of June 30, 2007 and December 31, 2006, 60.0% and 78.7% of our debt carried fixed interest rates, respectively. The increase in the amount of variable rate debt held by the Company is a result of the significant increase in land and hotel development activities, and construction financing incurred by the Company during the six months ended June 30, 2007. Generally, development and construction debt is short-term financing and carries variable rates. Management anticipates increasing the pace of development and construction of new hotel properties. Therefore, it is anticipated that the proportion of variable rate debt to fixed rated debt held by the Company will continue to increase. In addition, as our debts mature, the financing arrangements which carry fixed interest rates will become subject to interest rate risk. As of June 30, 2007, our fixed interest rate debt totaled $184.3 million. Our variable interest rate debt totaled $123.3 million as of June 30, 2007, which included amounts outstanding under our lines of credit and construction loans, and not the total available under the lines of credit and construction loans. Assuming no increase in the amount of our variable rated debt, if the interest rates on our existing variable rated debt were to increase by 1.0%, our cash flow would decrease by approximately $1,233,000 per year.

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
Item 5. Other Information
     The Company’s Board of Managers voted at its regular meeting held July 30, 2007 to amend its Audit Committee Charter. The primary revision in the amendment was to reduce the required number of Audit Committee meetings each year from four meetings to two meetings.
Item 6. Exhibits
     The following Exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

10.1	Seventh Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated April 30, 2007

10.2	Eighth Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated May 30, 2007

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer.

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.

99.1	Audit Committee Charter, as adopted July 30, 2007

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, LLC
Date: August 14, 2007	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Chief Executive Officer and Manager

Date: August 14, 2007	By:	/s/ Christopher D. Bills
Christopher D. Bills
Chief Financial Officer and Manager

EXHIBIT INDEX
10.1	Seventh Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated April 30, 2007

10.2	Eighth Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated May 30, 2007

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer.

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.

99.1	Audit Committee Charter, as adopted July 30, 2007