Form 10-Q
period 2007-09-30
SUMMIT HOTEL PROPERTIES LLC
filed 2007-11-14
CIK 1284609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
     The number of Class A Membership Units outstanding as of October 1 2007, was 1,166.62 and the number of Class A-1 Membership Units outstanding as of October 1, 2007, was 133.25.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

	(Unaudited)	(Audited)
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,346,357	$7,999,443
Restricted cash	2,554,018	2,479,940
Trade receivables	5,415,687	3,151,673
Prepaid expenses and other	934,103	1,761,769
Assets held for sale	8,113,178	3,110,559

Total current assets	27,363,343	18,503,384

PROPERTY AND EQUIPMENT, NET	422,813,249	331,706,663

OTHER ASSETS
Deferred charges and other assets, net	4,303,223	4,400,900
Restricted cash	1,172,046	1,348,538

Total other assets	5,475,269	5,749,438

TOTAL ASSETS	$455,651,861	$355,959,485

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$22,066,000	$12,030,000
Lines of credit	25,450,864	7,432,397
Notes payable	92,001,254	7,472,868
Accounts payable	5,981,880	1,303,471
Related party accounts payable	1,392,886	2,825,398
Accrued expenses	9,502,021	8,044,929

Total current liabilities	156,394,905	39,109,063

LONG-TERM DEBT, NET OF CURRENT PORTION	196,949,563	210,139,609

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	(1,576,351)	(1,511,494)

MEMBERS’ EQUITY
Class A, 1,166.62 units issued and outstanding	87,393,117	88,253,669
Class A-1, 133.25 units issued and outstanding	10,952,697	11,035,274
Class B, 81.36 units issued and outstanding	4,404,649	4,972,353
Class C, 173.60 units issued and outstanding	1,133,281	3,961,011

Total members’ equity	103,883,744	108,222,307

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$455,651,861	$355,959,485

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
REVENUES
Room revenues	$34,712,179	$30,612,563	$96,626,561	$86,759,195
Other hotel operations revenues	440,636	488,514	1,555,818	1,455,938

	35,152,815	31,101,077	98,182,379	88,215,133

COSTS AND EXPENSES
Direct hotel operations	10,531,812	9,316,706	29,560,450	26,872,913
Other hotel operating expenses	3,691,803	3,261,993	10,126,692	9,347,468
General, selling and administrative	5,723,029	5,186,552	17,900,517	15,429,187
Repairs and maintenance	2,676,739	1,949,671	9,120,996	6,628,993
Depreciation and amortization	4,559,084	3,854,526	12,572,609	11,573,924

	27,182,467	23,569,448	79,281,264	69,852,485

INCOME FROM OPERATIONS	7,970,348	7,531,629	18,901,115	18,362,648

OTHER INCOME (EXPENSE)
Interest income	125,565	303,038	306,934	504,051
Interest (expense)	(4,099,368)	(3,316,032)	(11,040,364)	(9,415,134)
Gain (loss) on disposal of assets	(379,830)	(863,774)	(522,493)	(899,568)

	(4,353,633)	(3,876,768)	(11,255,923)	(9,810,651)

INCOME BEFORE MINORITY INTERESTS	3,616,715	3,654,861	7,645,192	8,551,997

MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED PARTNERSHIPS	(107,439)	(135,920)	445,143	319,108

INCOME FROM CONTINUING OPERATIONS	3,724,154	3,790,781	7,200,049	8,232,889

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,372,051	390,193	4,379,677	2,421,380

NET INCOME BEFORE INCOME TAXES	5,096,205	4,180,974	11,579,726	10,654,269

STATE INCOME TAX (EXPENSE)	(291,864)	(264,970)	(743,863)	(532,849)

NET INCOME	$4,804,341	$3,916,004	$10,835,863	$10,121,420

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$3,089.95	$2,518.61	$6,969.16	$6,572.82

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	1,554.83	1,554.83	1,554.83	1,539.89

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	# of Capital
	Units	Class A	Class A-1	Class B	Class C	Total
BALANCES, JANUARY 1, 2007	1,554.83	$88,253,669	$11,035,274	$4,972,353	$3,961,011	$108,222,307

Net Income	—	9,887,119	948,744	—	—	10,835,863

Distributions to members	—	(10,747,671)	(1,031,321)	(567,704)	(2,827,730)	(15,174,426)

BALANCES, SEPTEMBER 30, 2007	1,554.83	$87,393,117	$10,952,697	$4,404,649	$1,133,281	$103,883,744

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
OPERATING ACTIVITIES
Net income	$10,835,863	$10,121,420
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,409,323	12,555,858
Minority interests in operations of consolidated partnership	445,143	319,108
(Gain) loss on disposal of assets	(3,903,242)	(1,264,881)
Changes in current assets and liabilities:
Trade receivables	(2,264,014)	(1,397,798)
Prepaid expenses and other	827,666	500,496
Accounts payable and related party accounts payable	2,211,805	(2,060,291)
Accrued expenses	1,463,506	613,138

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	23,026,050	19,387,050

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(1,034,092)	(3,675,560)
Purchases of other property & equipment	(7,857,110)	(6,820,461)
Proceeds from asset dispositions	12,853,572	8,502,709
Restricted cash fundings	102,414	2,333,784

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,064,784	340,472

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	5,213,669	13,623,349
Principal payments on long-term debt	(9,507,686)	(2,999,350)
Financing fees on long-term debt	(472,358)	(682,919)
Net change in notes payable	(4,293,119)	(1,422,338)
Proceeds from equity contributions	—	—
Distributions to members	(15,174,426)	(13,983,122)
Distributions to minority interest	(510,000)	(510,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(24,743,920)	(5,974,380)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,346,914	13,753,142

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	7,999,443	7,339,976

END OF PERIOD	$10,346,357	$21,093,118

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) — page 2

	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$11,547,315	$9,993,417

Cash payments for state income taxes	$384,722	$1,305,895

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL INFORMATION:

Acquisitions of hotel properties and land through issuance of capital units	$—	$6,547,500

Acquisitions of hotel properties and land through issuance of debt	$42,341,906	$26,861,372

Acquisitions of hotel properties and land financed through like-kind exchange	$—	$2,592,260

Construction in progress financed through related party accounts payable	$1,034,092	$1,007,595

Construction in progress financed through issuance of debt	$65,638,066	$5,253,122

Conversion of notes payable to long-term debt	$—	$8,551,829

Issuance of long-term debt to refinance existing long-term debt	$3,286,331	$14,425,622

Conversion of debt to equity	$—	$5,910,000

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Management believes this Statement will have an immaterial impact on the consolidated financial statements of the Company once adopted.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
Assets Held for Sale
As a part of regular policy, the Company periodically reviews hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.
During 2007, the Company completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes are either non-core or no longer complement the business. As of September 30, 2007, there were two hotel properties (Fenton, MO Fairfield Inn and Fenton, MO Towneplace Suites) that meet the Company’s criteria for held for sale classification.
Assets held for sale at September 30, 2007 and December 31, 2006 are comprised of the following:

	2007	2006
Land	$1,175,000	$1,048,864
Building	6,806,174	2,048,055
Furniture, fixtures and equipment	1,772,802	322,834

	9,753,976	3,419,753
Less accumulated depreciation	1,640,798	309,194

	$8,113,178	$3,110,559

Discontinued Operations
In accordance with SFAS No. 144, the Company classifies its condensed consolidated financial statements of operations for the three and nine month periods ended September 30, 2007 and 2006, and its condensed consolidated balance sheet as of September 30, 2007. This presentation reflects discontinued operations of eight consolidated hotel properties sold during this period, or to be sold pursuant to the plan for hotel dispositions. This classification has no impact on the Company’s net income or the net income per capital unit. The eight hotel properties are located in Pueblo, CO; Coeur D’Alene, ID; Sioux Falls, SD; Bradford, PA; Lincoln, NE; Jackson, MS; and two in Fenton, MO. Three hotel properties in Bradford, PA; Jackson, MS and Sioux Falls, SD were sold for a total of $11,210,000 during the second quarter of 2006. The Coeur D’Alene, ID; Pueblo, CO and Lincoln, NE hotels were sold for a total of $13,118,000 during the second and third quarters of 2007.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
Condensed financial information of the results of operations for these hotel properties included in discontinued operations for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
REVENUES	$1,225,428	$2,423,409	$4,420,405	$7,217,421

COSTS AND EXPENSES
Direct hotel operations	402,421	749,860	1,546,948	2,491,683
Other hotel operating expenses	158,621	268,137	616,442	993,970
General, selling and administrative	163,104	377,221	714,386	1,202,817
Repairs and maintenance	69,066	132,763	218,414	579,575
Depreciation and amortization	193,804	256,879	836,714	981,934

	987,016	1,784,860	3,932,904	6,249,979

INCOME FROM OPERATIONS	238,412	638,549	487,501	967,442

OTHER INCOME (EXPENSE)
Interest income	4,346	10,590	10,251	35,818
Interest (expense)	(110,077)	(229,747)	(506,951)	(578,283)
State income tax (expense)	(6,228)	(40,086)	(36,859)	(168,046)
Gain (loss) on disposal of assets	1,245,598	10,887	4,425,735	2,164,449

	1,133,639	(248,356)	3,892,176	1,453,938

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$1,372,051	$390,193	$4,379,677	$2,421,380

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
SEPTEMBER 30, 2007
During the first quarter of 2007, the Company purchased land in Houston, TX for $1,864,000 and in San Antonio, TX for $10,420,000, and plans to build five hotels on the land in 2007 and 2008.
During the second quarter of 2007, the Company purchased a land lease in Portland, OR for $3,650,000, and plans to build two hotels on the land in 2008.
During the third quarter of 2007, the Company purchased land in El Paso, TX for $2,614,000 and in Ft. Myers, FL for $3,307,500 and plans to build three hotels on the land in 2008 and sell a portion of the Ft. Myers, FL land.
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
The following table illustrates the allocation of the respective purchase prices for each of the aggregated property purchases discussed above:

	5/2/07	6/5/07
Current assets	$—	$—
Property and equipment	14,110,000	9,150,000
Intangible assets	—	—

Total assets acquired	14,110,000	9,150,000

Current liabilities	—	—
Long-term debt	—	—

Total liabilities assumed	—	—

Net assets acquired	$14,110,000	$9,150,000

Accrued Expenses
Accrued expenses at September 30, 2007 and December 31, 2006 are as follows:

	2007	2006
Accrued taxes	$5,788,096	$3,810,350
Accrued salaries and benefits	1,396,411	1,517,101
Accrued interest	924,424	901,438
Other accrued expenses	1,393,090	1,816,040

	$9,502,021	$8,044,929

     (continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007
Note Obligations
On March 5, 2007, the Company closed on a loan with Fortress Credit Corporation to refinance the debt on several construction projects and provide equity for the acquisition, development and construction of additional real estate and hotel properties. The loan is in the amount of $99,700,000. The current balance on this note is approximately $39,900,000 and carries a variable interest rate of 30-day LIBOR plus 575 basis points. The maturity date of the note is March 5, 2010.
On April 30, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $9,500,000 to fund the land acquisition on hotel construction located in Denver, CO. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in May 2017. The current balance is approximately $5,181,000.
On August 15, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $11,300,000 to fund the land acquisition and hotel construction located in Baton Rouge, LA. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in May 2017. The current balance is approximately $85,000.
Subsequent Events
One purchase agreement has been signed for land in Ft. Collins, CO for approximately $2,350,000, with plans to build one hotel on the land in 2008.
The Company signed a sales contract on the additional 2.76 acres of land in Ft. Myers, FL for $2,200,000 and plans to close on the sale before the end of 2007.
The Company signed a sales contract on the two hotels in Fenton, MO for $11,350,000 and plans to close on the sale during fourth quarter of 2007.

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
Results of Operations
     The following discussion presents an analysis of results of our operations for the three and nine months ended September 30, 2007 and September 30, 2006.
     Our operating results declined for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, for three primary reasons. First, we continue our program to renovate our hotels to keep them competitive in their respective markets, therefore, we have incurred significant repairs and maintenance expense during the nine months ended September 30, 2007. Second, we have experienced increased interest expense due to the purchase of three hotels during 2007, and the refinance of a significant portion of our mortgage debt in June 2006 which included taking out equity to fund future acquisitions and development. Management anticipates that operating income of the recently-purchased hotels will increase as the operations of these hotels are stabilized. Third, our General, Selling and Administrative expenses increased as a percentage of revenues largely due to costs related to opening six hotels during the nine months ended September 30, 2007.
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
Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006
     Revenues
     Total revenue for the three months ended September 30, 2007 was $35.2 million, compared to $31.1 million during the three months ended September 30, 2006. This is an increase of 13.0%. The increase was primarily due to the increased RevPAR generated by the Company’s hotels.
     The key indicators for the Company’s hotel performance for the three months ended September 30, 2007 and 2006 are set forth in the following table.

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2007	2006	Increase/(Decrease)
All Company Hotels
RevPAR	$69.24	$66.46	$2.78
Average Daily Rate	$96.17	$88.79	$7.38
Occupancy Rate	72.00%	74.85%	(2.85)%
     Management attributes the success in increasing ADR and RevPAR at our hotels to several factors. First, hotel management continued to emphasize direct-sales efforts to improve results at our hotels. Second, a number of hotels acquired by the Company during 2006 saw significant increases in ADR as a result of improved operations, customer service levels, and improved sales efforts. Third, we remodeled a large number of our hotels during 2006, which attracts guests and allows us to charge higher room rates. Fourth, we have made focused efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate. The decrease in occupancy rate was largely due to occupancy rates returning to normal levels in our five hotels located in Louisiana and Mississippi which experienced high occupancy rates while the Red Cross and others stayed in the region to provide services in hurricane affected areas, and newly acquired hotels experiencing lower occupancy rates due to ownership transition and disruptions associated with renovating and re-franchising the hotels.
     Hotel Operating Expenses
     Our hotel operating expenses increased as a percentage of revenues, and totaled $27.2 million for the three months ended September 30, 2007, which was 77.3% of our total revenues, and $23.6 million for the three months ended September 30, 2006, which was 75.8%. The increase in the percentage of operating expenses to revenues was largely caused by increased repairs and maintenance expense related to hotel renovations. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors.
Depreciation
     Our depreciation and amortization expenses totaled $4.6 million for the three months ended September 30, 2007, and $3.9 million for the three months ended September 30, 2006. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.
Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the three months ended September 30, 2007, we reimbursed The Summit Group $824,087 in hotel management and Company Manager expenses, which was 2.3% of our total revenues. In the three months ended September 30, 2006, we reimbursed The Summit Group $857,993 in hotel management and Company Manager expenses, which was 2.8% of our total revenues.
Repairs and Maintenance
     We incurred $2.7 million in repair and maintenance expenses for the three months ended September 30, 2007, and $1.9 million in repair and maintenance expenses for the three months ended September 30, 2006. The increase in repair and maintenance expenses during this period was due to the large number of properties remodeled, and because several hotels were undergoing their regular improvements as requested by the franchisors. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
     Net Income
     Net Income for the three months ended September 30, 2007 was $4.8 million compared to $3.9 million for the three months ended September 30, 2006. Income From Continuing Operations remained stable at $3.8 million for the three months ended September 30, 2006 compared to $3.7 million for the three months ended September 30, 2007. We generated Earnings Per Unit of $3,090 for the three months ended September 30, 2007 and $2,519 for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
     Revenues
     Total revenue for the nine months ended September 30, 2007 was $98.2 million, compared to $88.2 million during the nine months ended September 30, 2006. This is an increase of 11.3%. The increase was primarily due to the increased RevPAR generated by the Company’s hotels.
     The key indicators for the Company’s hotel performance for the nine months ended September 30, 2007 and 2006 are set forth in the following table.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2006	Increase/(Decrease)
All Company Hotels
RevPAR	$66.66	$63.35	$3.31
Average Daily Rate	$96.07	$88.30	$7.77
Occupancy Rate	69.39%	71.74%	(2.35)%
     Management attributes the success in increasing ADR and RevPAR at our hotels to several factors. First, hotel management continued to emphasize direct-sales efforts to improve results at our hotels. Second, a number of hotels acquired by the Company during 2006 saw significant increases in ADR as a result of improved operations, customer service levels, and improved sales efforts. Third, we remodeled a large number of our hotels during 2006, which attracts guests and allows us to charge higher room rates. Fourth, we have made focused efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate. The decrease in occupancy rate was largely due to occupancy rates returning to normal levels in our five hotels located in Louisiana and Mississippi which experienced high occupancy rates while the Red Cross and others stayed in the region to provide services in hurricane affected areas, and newly acquired hotels experiencing lower occupancy rates due to ownership transition and disruptions associated with renovating and re-franchising the hotels.
     Hotel Operating Expenses
     Our hotel operating expenses increased as a percentage of revenues, and totaled $79.3 million for the nine months ended September 30, 2007, which was 80.7% of our total revenues, and $69.9 million for the nine months ended September 30, 2006, which was 79.2%. Operating expenses increased as a percentage of revenues largely due to increased repairs and maintenance expense incurred as a result of hotel renovations. In addition, our General, Selling and Administrative expenses increased as a percentage of revenues due to costs related to opening six hotels during the nine months ended September 30, 2007. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors.

Depreciation
     Our depreciation and amortization expenses totaled $12.6 million for the nine months ended September 30, 2007, and $11.6 million for the nine months ended September 30, 2006. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.
Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the nine months ended September 30, 2007, we reimbursed The Summit Group $2,949,068 in hotel management and Company Manager expenses, which was 3.0% of our total revenues. In the nine months ended September 30, 2006, we reimbursed The Summit Group $2,730,060 in hotel management and Company Manager expenses, which was 3.1% of our total revenues.
Repairs and Maintenance
     We incurred $9.1 million in repair and maintenance expenses for the nine months ended September 30, 2007, and $6.6 million in repair and maintenance expenses for the nine months ended September 30, 2006. The increase in repair and maintenance expenses during this period was due to the large number of properties remodeled in early 2007, and because several hotels were undergoing their regular improvements as requested by the franchisors. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
     Net Income
     Net Income for the nine months ended September 30, 2007 was $10.8 million compared to $10.1 million for the nine months ended September 30, 2006. Income From Continuing Operations decreased from $8.2 million for the nine months ended September 30, 2006 to $7.2 million for the nine months ended September 30, 2007. We generated Earnings Per Unit of $6,969 for the nine months ended September 30, 2007 and $6,573 for the nine months ended September 30, 2006. Income From Continuing Operations decreased due to increased repairs and maintenance expense incurred as a result of hotel renovations, and increased interest expense due to the purchase of three hotels during 2007, costs related to opening six hotels during 2007, and the refinance of a significant portion of our mortgage debt in June 2006 which included taking out equity to finance future acquisitions and development.

     Seasonality and Diversification
     The hotel and leisure industry is seasonal in nature; however, the periods during which our properties experience higher hotel revenue activities vary from property to property and depend principally upon location. Our revenues historically have generally been lower in the first and fourth quarters than in the second or third quarters.
Liquidity and Capital Resources
     Cash From Operating Activities
     Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members. We anticipate that cash flow from operations will be sufficient to fund these requirements. We maintain a cash reserve to fund anticipated and unanticipated shortfalls in liquidity. The cash reserve balance is reviewed and adjusted on a monthly basis to reflect anticipated decreases in revenues resulting from seasonal fluctuations, declines in revenues resulting from significant events affecting the projected industry revenues, and planned major capital expenditures. We also maintain a $40 million line of credit which may be used to fund acquisition, construction or working capital needs.
     We generated $23.0 million in cash from operating activities during the nine months ended September 30, 2007, compared to $19.4 million during the nine months ended September 30, 2006. This increase was largely due to an increase in accounts payable of $4.3 million from December 31, 2006 to September 30, 2007. The increase in accounts payable was due to increased construction activity.
     Cash From Investing Activities
     Proceeds received from the disposition of hotels are generally reinvested and used to finance additional hotel property purchases, construction of new hotels or hotel renovations. During the nine months ended September 30, 2007, we received $12.9 million of net cash proceeds from the disposition of hotels which was reinvested into hotel purchases, construction of new hotels, and hotel renovations.
     Certain of our borrowing arrangements require that we maintain cash reserves for payment of property taxes, insurance and maintenance expenses of our hotels. These restricted funds are for use only at the hotels financed by the respective lender requiring the reserve. As of September 30, 2007, $3.7 million of cash on our balance sheet was classified as restricted.
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

     For the nine months ended September 30, 2007, the Company received no proceeds from equity contributions as no equity offerings were made during such period. During the nine months ended September 30, 2006, the Company received $12.5 million in equity proceeds from the sale of 133.25 Class A-1 Membership Units pursuant to a private equity offering.
     During the nine months ended September 30, 2007, we entered into long-term financing arrangements providing $5.2 million of cash to the Company. We paid $9.5 million in principal payments on long-term debt, which included making scheduled monthly debt payments as well as $5.6 million in unscheduled repayment of two long-term notes as a result of hotel sales. In addition, during the nine months ended September 30, 2007, the Company received financing of $65.6 million for construction activities, and financing of $42.3 million for acquisition of hotel properties and land. We acquired five parcels of land for the development of eight hotels at a total cost of $19.1 million, and we acquired three hotels at a total cost of $23.2 million. The financing was primarily from the First National Bank of Omaha line of credit, and advances on the Fortress Credit Corp. note and various other construction notes to pay for land acquisitions and hotel development.
     We have entered into agreements securing a $40 million line of credit with First National Bank of Omaha for the purpose of temporarily funding acquisitions and construction of new hotels (“Acquisition Line of Credit”). The Acquisition Line of Credit carries an interest rate at the prime rate for non-real estate secured advances, and at the prime rate less 1/2 to 3/4% for real estate secured advances. The borrowings under the Acquisition Line of Credit are repaid as permanent financing and equity sources for such acquisitions are secured. The outstanding balance on the Acquisition Line of Credit as of September 30, 2007 was $25.5 million. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00. The Acquisition Line of Credit was amended on April 30, 2007 to provide that the Company and Summit Hospitality V, LLC, a wholly-owned subsidiary of the Company, are co-borrowers for any borrowing related to any property owned by Summit Hospitality V, LLC. The Acquisition Line of Credit was further amended on May 30, 2007 to increase the loan amount available from $30 million to $40 million.
     In addition, we entered into agreements securing a $50 million credit pool with First National Bank of Omaha for the permanent financing of hotels. Each loan from the credit pool is classified as either a Pool One loan or a Pool Two loan. Loans from Pool One pay interest only for a maximum of two years, and carry an interest rate of LIBOR plus 2.65%. Loans from Pool Two are for a term of five years, and principal and interest payments are based upon a twenty-year amortization schedule. The Pool Two loans carry an interest rate ranging from LIBOR plus 2.0% to LIBOR plus 2.5%, depending upon the Company’s most recent financial performance. Under this arrangement, our hotels can be financed in Pool One for up to two years and then be financed in Pool Two for up to five years. The outstanding balance on the Credit Pool as of September 30, 2007 was $27.8 million. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00.
     We have a permanent loan with Lehman Brothers Bank secured by 27 of our hotels. As of September 30, 2007, the principal balance of the loan was $83.4 million. The interest rate is fixed at

5.4% and the loan matures in January 2012. We are required to maintain a replacement reserve equal to 4% of gross income of the secured hotels.
     We have a permanent loan with ING Life Insurance and Annuity Company secured by 6 of our hotels. As of September 30, 2007, the outstanding principal balance on this loan was $32.5 million. This loan carries an interest rate of 5.6% and matures January 2025, with options for the lender to call the note beginning in 2012 upon six months prior notice.
     We have a permanent loan with ING Life Insurance and Annuity Company, secured by 9 of our hotels. As of September 30, 2007, the outstanding principal balance on this loan was $35.5 million. This loan carries an interest rate of 6.1% and matures July 2012.
     We have a permanent loan with Credit Suisse First Boston Mortgage Capital, LLC secured by 2 of our hotels. As of September 30, 2007, the outstanding principal balance on this loan was $14.7 million. This loan carries an interest rate of 7.5% and matures November 2024. We are required to maintain replacement reserves equal to 5% of the gross income of the secured hotels.
     We secured two construction/semi-permanent loans from M&I Marshall & Ilsley Bank to finance the construction of two hotels in Bloomington, Minnesota. The maximum principal available under the loans is $24.5 million, and the outstanding balance as of September 30, 2007 was $17.7 million. The interest rate is variable, at LIBOR plus 2.55%. Both notes mature in March 2009.
     On March 5, 2007 we entered into a loan agreement with Fortress Credit Corp. for the purpose of financing our equity requirements for the acquisition, development and construction of real estate and hotel properties. The loan is in the amount of $99.7 million. Up to $75.0 million of the loan may be advanced to fund a portion of real estate acquisition and construction costs. The remaining $24.7 million may be advanced to fund interest payments under the loan. As of September 30, 2007, the outstanding principal balance of the loan was $39.9 million. The loan carries a variable interest rate of 30-day LIBOR plus 575 basis points, and matures March 2010 with two one-year maturity date extensions available. Interest is payable monthly, and no principal payments are scheduled. The loan is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries.
     We have also obtained financing with regional banks, or in connection with a hotel acquisition have assumed the financing, for several of our hotels. Certain of these loans may contain provisions requiring maintenance of specific leverage ratios or replacement reserves. As of September 30, 2007, 54.4% of our debt on the hotels carried a fixed interest rate, which includes outstanding balances on lines of credit.
Uses of Cash
     Our primary uses of cash are to fund operational expenses, debt service, capital improvements on existing hotels, acquisition or construction of new hotels, and distributions to members. Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members. We anticipate that cash flow from operations will be sufficient to fund these requirements for the foreseeable future. Distributions to members totaled $15.2 million and $14.0 million during the nine months ended September 30, 2007 and 2006, respectively.
     Major capital improvements on existing hotels and the acquisition or construction of new hotels is funded primarily through financing of hotels with commercial lenders and equity contributions. Due to the rapid increase in construction of new hotels, the total amount of our debt is anticipated to increase quickly. Because the hotels being financed are under construction, however, they are not generating cash from operations. Most of the loans obtained for the construction of new hotels do not require interest payments, and instead interest is financed through advances on the respective construction loans. Hence, we do not anticipate a significant increased short-term use of cash to fund financing costs as financing costs will be funded by additional debt. At such time as the construction loans begin amortizing, the respective hotels will be operating and are expected to generate additional cash from operations to fund debt service. During the nine months ended September 30, 2007 and 2006, we used cash from investing activities in the amount of $8.9 million and $10.5 million, respectively, for hotel and land acquisitions and development.
Additional Information Concerning Sources and Uses of Cash
     We have $16.8 million in outstanding debt maturing on or before September 30, 2008, and have approximately $5.3 million in scheduled principal payments during the twelve months from September 30, 2007 through September 30, 2008. Based upon our current level of operations, funds available on our credit pool, and other financing opportunities believed to be available to the Company, management believes that we have sufficient financing sources to meet scheduled maturities, equity distributions, working capital requirements, anticipated capital expenditures, anticipated operational expenses including advertising and marketing, scheduled interest and principal debt payments for the foreseeable future. However, there is no assurance that we will be able to refinance our indebtedness as it becomes due, and if we are able to secure financing, that it will be on favorable terms. In addition, we cannot provide assurance that our business will continue to generate cash flow at or above historical levels or the projected results will be achieved.
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
     We have historically made monthly Priority Return distributions to Class A and Class A-1 members and plan to continue to do so in the future. In addition, generally during April, July and October, we distribute excess cash resulting from hotel operations. During the nine months ended September 30, 2007 and 2006, the Company’s average monthly Priority Return distribution was $898,269 and $888,124, respectively. The Company made distributions of excess cash during the nine months ended September 30, 2007 in the amount of $7,090,000, and distributions of excess cash during the nine months ended September 30, 2006 in the amount of $5,990,000. There can be no assurance that we will be able to make the monthly Priority Return or additional distributions in the future. However, based upon current operating conditions, management believes that we will continue such distributions into the foreseeable future.
     Management believes that interest rates will continue to rise. Due to our significant reliance on financing for the acquisition and construction of hotels, continued increases in interest rates may affect our ability to acquire or build hotels which meet our investment objectives. Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at interest rates similar to those on credit facilities currently financing our hotels. In addition, as of September 30, 2007, approximately 45.6% of our indebtedness, including outstanding balances on lines of credit, carried variable interest rates which increase as general interest rates rise. As of December 31, 2006, approximately 21.3% of our indebtedness carried variable interest rates. The increase in the proportion of variable rate debt to fixed rate debt increased due to the increased level of short-term financing used for development and construction activities. Continued increases in interest rates on permanent loans for our hotels are expected to reduce cash flow from operations. The interest accrued on construction loans generally is capitalized with the cost of construction. Therefore, increased interest rates on these loans are not expected to reduce cash flow in the short term, but may increase the cost of construction.
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

     We have several properties that are under construction and land that is held for future development and construction. The properties under construction and held for development as of October 31, 2007 are described in the table below:

Location	# Rooms	Franchise	Status	Opening Date (1)
Jackson, MS (2)	100	Residence Inn	Construction Completed	10/07
Ft. Collins, CO (2)	120	Hilton Garden Inn	Construction Completed	09/07
Flagstaff, AZ (2)	150	Courtyard by Marriott	Future Construction	06/09
Ft. Worth, TX (2)	105	Hampton Inn & Suites	Under Construction	11/07
Denver, CO (2)	124	SpringHill Suites	Under Construction	12/07
Bloomington, MN (2)	113	Cambria Suites	Under Construction	11/07
Bloomington, MN (2)	146	Hampton Inn & Suites	Construction Completed	09/07
Boise, ID (2)	119	Cambria Suites	Construction Completed	04/07
Baton Rouge, LA (2)	127	Cambria Suites	Under Construction	07/08
Jacksonville, FL(2)	136	Aloft	Future Construction	TBD
Jacksonville, FL(2)	119	TBA	Future Construction	TBD
San Antonio, TX (2)	126	Cambria Suites	Future Construction	TBD
San Antonio, TX (2)	123	TBA	Future Construction	TBD
San Antonio, TX (2)	136	Aloft	Future Construction	TBD
San Antonio, TX (2)	119	Cambria Suites	Future Construction	TBD
Houston, TX (2)	118	Cambria Suites	Under Construction	08/08
Portland, OR (2)	120	Residence Inn	Future Construction	TBD
Portland, OR (2)	127	Hyatt Place	Future Construction	TBD
El Paso, TX (2)	100	Hampton Inn & Suites	Future Construction	TBD
El Paso, TX (2)	120	Courtyard by Marriott	Future Construction	TBD
Ft. Myers, FL (2)	150	Hyatt Place	Future Construction	TBD

(1)	The opening date is estimated and is subject to change.

(2)	Number of units and franchise indicate our plans as of October 31, 2007, which are subject to change.
     The table above does not include renovation or remodeling of hotels, and includes only construction of new hotels. The construction for the Jackson, MS hotel was financed through the $6.6 million and $2.1 million ING loans. Construction for the Ft. Collins, CO hotel was financed through the $8.3 million and $2.6 million ING loans. Construction for the Ft.Worth, TX hotel was financed through the $7.1 million and $1.1 million BNC National Bank loan. Construction for the Bloomington hotels was financed through the $14.1 million and $10.4 million M & I Marshall & Ilsley Bank loans. Construction of the Denver, CO, and Baton Rouge, LA, hotels were financed through the $9.5 million and $11.3 million General Electric Capital Corporation loans, respectively. The other hotels to be constructed are expected to be financed through the Acquisition Line of Credit, the Fortress Credit Corp. loan, future loans from other lenders, proceeds received from the sale of a hotel, or equity contributions.

Recent Developments
     Recent Loan Transactions
     On August 15, 2007, we entered into a loan with General Electric Capital Corporation in the amount of $11.3 million to fund the acquisition of land and construction of a hotel located in Baton Rouge, Louisiana. The loan carries a variable interest rate of LIBOR plus 180 basis points, and matures on August 15, 2017.
     Acquisitions and Dispositions
     Since December 31, 2006, we have acquired and disposed of certain properties, and entered into contracts to acquire and dispose of properties. These developments are set forth in the table below.

Location	# Rooms	Franchise	Property Purchased	Status	Closing Date (1)
Coeur d’Alene, ID	69	Fairfield Inn	Hotel	Sold	4/24/07
San Antonio, TX(2)	126	Cambria Suites	Land	Purchased	1/12/07
San Antonio, TX(2)	123	TBA	Land	Purchased	1/12/07
San Antonio, TX(2)	136	Aloft	Land	Purchased	1/22/07
San Antonio, TX(2)	119	Cambria Suites	Land	Purchased	1/22/07
Houston, TX(2)	118	Cambria Suites	Land	Purchased	2/15/07
Irving, TX	124	AmeriSuites	Hotel	Purchased	5/2/07
Irving, TX	128	AmeriSuites	Hotel	Purchased	5/2/07
El Paso, TX(2)	100	Hampton Inn	Land	Purchased	7/16/07
El Paso, TX(2)	120	Courtyard	Land	Purchased	7/16/07
Portland, OR(2)	120	Residence	Land	Leased	6/13/07
Portland, OR(2)	127	Hyatt Place	Land	Leased	6/13/07
Ridgeland, MS	92	Staybridge Suites	Hotel	Purchased	6/5/07
Boise, ID	N/A	N/A	Land	Sold	11/7/07
Lincoln, NE	83	Quality Suites	Hotel	Sold	7/27/07
Pueblo, CO	111	Hampton Inn	Hotel	Sold	6/1/07
Ft. Myers, FL(2)	150	Hyatt Place	Land	Purchased	8/30/07
Ft. Myers, FL(3)	N/A	N/A	Land	Under Contract to Sell	2/22/07
Fenton, MO	95	TownePlace Suites	Hotel	Under Contract to Sell	11/26/07
Fenton, MO	106	Fairfield Inn	Hotel	Under Contract to Sell	11/26/07
Ft. Collins, CO	TBD	TBD	Land	Under Contract	TBD

(1)	For properties under contract, the closing date is estimated.

(2)	Number of units and franchise indicate our plans as of September 30, 2007, which are subject to change.

(3)	The Company is selling approximately 2.8 acres of extra land to General Electric for restaurant development.
     The aggregate purchase price of the land described in the above table was $24.2 million. The properties acquired were financed through the Acquisition Line of Credit and the Fortress Credit Corp. loan. The aggregate estimated construction cost (including land cost) of the ten hotels to be constructed on the purchased land and land under contract to purchase is estimated to be $170.0 million. The construction is expected to be financed through the Acquisition Line of Credit, the Fortress Credit Corp. loan, future loans from other lenders, proceeds received from the sale of a hotel, or equity contributions. The hotels that were sold had the following sale prices: Coeur d’Alene hotel, $4.3 million; Lincoln, NE, $3.6 million; Pueblo, CO, $5.2 million. The contracted sale price of the two hotels in Fenton, MO is $11.4 million. The acquisition cost of the two hotels in Irving, TX was $14.1 million, and the acquisition cost of the hotel in Ridgeland, MS was $9.2 million.
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
Commitments and Contingencies
     As of September 30, 2007, the Company has entered into construction contracts to develop and build 7 hotels in Louisiana, Mississippi, Texas, Colorado, and Minnesota for approximately $57 million.
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
     As of September 30, 2007 and December 31, 2006, 54.4% and 78.7% of our debt carried fixed interest rates, respectively. The increase in the amount of variable rate debt held by the Company is a result of the significant increase in land and hotel development activities, and construction financing incurred by the Company during the nine months ended September 30, 2007. Generally, development and construction debt is short-term financing and carries variable rates. Management anticipates increasing the pace of development and construction of new hotel properties. Therefore, it is anticipated that the proportion of variable rate debt to fixed rated debt held by the Company will continue to increase. In addition, as our debts mature, the financing arrangements which carry fixed interest rates will become subject to interest rate risk. As of September 30, 2007, our fixed interest rate debt totaled $183.2 million. Our variable interest rate debt totaled $153.3 million as of September 30, 2007, which included amounts outstanding under our lines of credit and construction loans, and not the total available under the lines of credit and construction loans. Assuming no increase in the amount of our variable rated debt, if the interest rates on our existing variable rated debt were to increase by 1.0%, our cash flow would decrease by approximately $1,533,000 per year.
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

SUMMIT HOTEL PROPERTIES, LLC
Date: November 14, 2007	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Chief Executive Officer and Manager

Date: November 14, 2007	By:	/s/ Christopher D. Bills
Christopher D. Bills
Chief Financial Officer and Manager

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.
32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer.
32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.