Form 10-K
period 2007-12-31
SUMMIT HOTEL PROPERTIES LLC
filed 2008-03-31
CIK 1284609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(D) of The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
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
Class A Membership Interests, no par value (“Class A Interests”) of Summit Hotel Properties, LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There is no established trading market for the registrant’s membership interests.
The number of Class A Membership Units outstanding as of March 31, 2008, was 1,166.62 and the number of Class A-1 Membership Units outstanding as of March 31, 2008, was 133.25.

PART I
ITEM 1. BUSINESS
General
     We are a leading developer, owner and manager of limited-service and select-service hotels located throughout the United States. As of December 31, 2007, we owned 64 hotels in 19 states. With one exception, each hotel is franchised with a nationally-recognized hotel brand. Our hotels are typically located in mid-sized markets with a variety of hotel demand generators, such as tourist attractions, business headquarters, and convention centers. We anticipate building and acquiring additional hotels in the future, as well as selling hotels which no longer meet our strategic goals. Limited-service hotels are those which do not offer a restaurant or bar. Select-service hotels have a small lounge, offer a cooked-to-order breakfast or breakfast buffet, and may offer a light lunch or dinner menu.
     Our revenues and earnings are derived from hotel operations of our owned hotels. Our hotels are geographically diversified throughout the United States to prevent concentration of revenues and earnings in any one hotel market, and to smooth seasonal fluctuations in revenues experienced in many hotel markets.
     We focus on developing and acquiring hotels at prices which will maximize investor value over the long run. We have capitalized on our strategy of buying or building hotels during bearish periods in the national hotel business cycle. This permits us to take advantage of low purchase prices and stabilize the acquired properties prior to the next up-swing in the national hotel market so that the hotels are able to realize their full financial potential. During 2006 and 2007, we focused more heavily than during the previous several years on constructing new hotels, instead of acquiring existing hotels. The increased focus on construction is due to shifts in the hotel markets causing existing hotels to be priced at levels that do not fit our standards for potential profitability and investor returns.
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
General Development of Business
     Summit Hotel Properties, LLC, a South Dakota limited liability company, was formed on January 8, 2004. On February 13, 2004, we acquired from a third party 7 hotels located in the southeastern United States. On March 31, 2004, we acquired 41 hotels from 27 affiliated companies (the “Acquisition”). Our predecessors had been building, buying, operating and selling hotels since 1991.
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
Wholly-Owned Subsidiaries
     Several of our lenders require that the borrowing entity be a bankruptcy-remote, special purpose entity. Therefore, as of December 31, 2007, six limited liability companies had been formed to own between one and twenty-seven of the Company’s hotels. These include Summit Hospitality I, LLC, Summit Hospitality II, LLC, Summit Hospitality III, LLC and Summit Hospitality IV, LLC, each of which is formed under the laws of Delaware. Each of these entities is wholly-owned by the Company. They are each managed by a board of managers comprised of Kerry W. Boekelheide, our CEO and Manager, Daniel P. Hansen, our CFO and Manager, and two independent managers. The independent managers are entitled to vote only upon the Company’s decision to file bankruptcy or initiate other insolvency proceedings. The two independent managers have no voting authority or managerial control except in these limited circumstances. In addition, The Summit Group of Detroit, Michigan, LLC, and Summit Hospitality V, LLC, are wholly-owned subsidiaries. They are formed under the laws of the State of South Dakota and are managed by the Company. All assets, liabilities, expenses and revenues of these wholly-owned subsidiaries are reflected on our financial statements.
Summit Group of Scottsdale, Arizona
     We own a 49% Class A membership interest in Summit Group of Scottsdale, Arizona, LLC, which owns two hotels located in Scottsdale, Arizona (“Summit of Scottsdale”). All assets, liabilities, expenses and revenues of Summit of Scottsdale have been included in our financial statements. For additional information, please see Item 8. Financial Statements and Supplementary Data — Note 1 to Consolidated Financial Statements.
Material Acquisitions and Dispositions
     From January 1, 2007 through December 31, 2007, the Company acquired 3 hotels with a total of 344 guestrooms. These hotels were acquired for a total cost of $23.3 million. The new hotels are located in Texas and Mississippi. From January 1, 2007, through December 31, 2007, we completed the construction of 7 hotels, adding 827 guestrooms to our portfolio. These hotels were constructed for a total cost of approximately $93.1 million. They are located in Colorado (2), Idaho, Minnesota (2), Mississippi, and Texas. During this period we sold 6 hotels with a total of 705 guestrooms, located in Colorado, Idaho, Michigan, Missouri (2), and Nebraska, for a total price of $36.1 million. The acquisition, sale and construction of hotels resulted in a net increase of 4 hotels and 466 guestrooms in our portfolio.
     The Company acquired 5 parcels of land from January 1, 2007 through December 31, 2007, on which we intend to construct 5 hotels. We also leased land on which we plan to construct 2 hotels. The planned hotels will be located in Florida, Oregon (2), and Texas (4). The Company started construction of 3 hotels during 2007, and anticipates opening these in 2008, for a total of 371 new guest rooms.
Financial Information About Segments
     100% of our revenues are derived from rental of guestrooms at our hotels and related services. Related services include: telephone usage fees to guests, hotel meeting room rentals, restaurant and lounge receipts, hotel laundry and valet services, concessions, and other sources directly associated with the renting of guestrooms. The rental of guest rooms generated $80.0 million, or 98.3%, of our consolidated gross revenues in 2005. Related services generated $1.4 million, or 1.7%, of our consolidated gross revenues in 2005. The rental of guest rooms generated $109.1 million, or 98.4%, of our consolidated gross revenues in 2006. Related services generated $1.8 million, or 1.6%, of our consolidated gross revenues in 2006. The rental of guest rooms generated $122.7 million, or 98.4%, of our consolidated gross revenues in 2007. Related services generated $2.0 million, or 1.6%, of our consolidated gross revenues in 2007. The above revenue information is based on revenue from continuing operations. For additional financial information, see Item 8. Financial Statements and Supplementary Data.

Narrative Description of Business
     As of December 31, 2007, we owned and operated 54 limited-service hotels and 10 select-service hotels, all located throughout the continental United States. We intend to continue to build and acquire limited- and select-service hotels.
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
Franchises
     With one exception, each of our hotels is operated pursuant to a franchise agreement with a nationally-recognized hotel franchisor. The franchisors include:
•	Marriott International (Courtyard by Marriott, Residence Inn, Fairfield Inn, TownePlace Suites, SpringHill Suites)

•	Hilton Hotels (Hampton Inn, Hampton Inn & Suites, Homewood Suites, Hilton Garden Inn)

•	Starwood Hotels (aloft)

•	InterContinental Hotels Group (Holiday Inn Express, Holiday Inn Express & Suites, Staybridge Suites)

•	Choice Hotels (Comfort Inn, Comfort Suites, Comfort Inn & Suites, Cambria Suites)

•	Carlson Companies (Country Inn & Suites)

•	Hyatt Global Hotels (Hyatt Place, Hawthorn Suites, Ltd)
     Each franchisor sets strict standards concerning the exterior and interior appearance of the hotel, amenities offered to guests, and service quality. Each franchisor monitors guest complaints, and periodically inspects its franchised hotels. Upon receipt of notice from a franchisor that a hotel is not in compliance with the franchise standards, the hotel implements a plan to remedy the deficiency. As of March 19, 2008, all of our hotels are in compliance with franchise standards.
     Typically, franchise agreements are effective for 10 to 20 years, depending on the agreement. We had no franchise agreements expire in 2007. Two of our hotel franchise agreements will expire during 2008. Management will assess the suitability of continuing with the current franchise at these two hotels and, based upon such assessment, will either apply for a new license with the same franchisor, or will seek a license with a different franchisor. In either case, management expects that the two hotels will continue to have a franchise license with one of the franchisors listed above.

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
     The Summit Group, as our hotel manager, is entitled to reimbursement of its expenses for the management of our hotels, including salaries and benefits of The Summit Group employees, provided such reimbursement, together with reimbursements in its capacity as Company Manager, but not including development expenses, do not exceed 4.5% of the gross revenues of the hotels in any given year. Expenses that are not related to hotel management and would normally be paid directly by a hotel, such as bookkeeping, accounting, and legal expenses, are not included in the 4.5% cap. During 2007, The Summit Group’s reimbursement for hotel management services plus its responsibilities as Company Manager totaled 3.1% of hotel revenues from continuing and discontinued operations. See “Corporate Operations” below for a description of The Summit Group’s responsibilities as Company Manager.
     The Agreement provides that we will indemnify The Summit Group against liabilities and losses arising out of the management of our hotels, subject to the limitation that it will not be indemnified for any losses which are caused by its fraud or misconduct. The Summit Group cannot be removed, or the Agreement terminated, except for cause as specified in the Agreement.
     For its services as hotel manager, The Summit Group does not receive independent consideration in addition to the reimbursement of expenses discussed above. Due to its position as Company Manager, The Summit Group owns all Class C Interests as well as a portion of the Class B Interests in the Company and receives distributions related to such ownership. In 2007, distributions from The Summit Group’s Class B and Class C Interests totaled $6,224,467.
Competitive Strengths
     Management Structure.
     We believe the key ingredient of a successful operation is an effective management structure. The Summit Group’s management structure is designed to maximize the profit potential of acquired or developed hotels. There are two Directors of Operations who oversee all operational activities at the hotels and supervise the regional managers. The regional managers assist the general managers in their regions to maximize sales and profits while operating the hotels with a high degree of quality and guest satisfaction. The Summit Group’s regional managers are responsible for twelve or fewer hotels, which allows them to dedicate the time necessary to direct and guide the hotel general managers. The Summit Group’s regional managers’ essential functions consist of the following:
•	overseeing hotel sales efforts and strategies, including revenue management

•	overseeing hotel general managers to ensure properties perform in a cost-effective manner while providing quality guest service

•	ensuring the physical condition of properties meets The Summit Group’s high standards and initiating necessary improvements

•	developing and managing budgets of assigned properties, controlling expenses effectively
     Direct Sales.
     The Summit Group considers itself one of the leading direct sales organizations in the lodging industry. Its regional managers, general managers, and sales managers are charged with a mission of generating new business through proactive sales efforts. Many hotels do not employ a direct sales effort and instead expect franchise reservations systems and signage to produce high occupancy rates. The Summit Group feels that it outperforms the limited-service lodging industry largely due to its direct sales approach. We also employ three revenue managers who work full time assisting hotel general managers to structure room rate plans to achieve optimum revenues.
     The tables below illustrate the performance of our hotels as compared to the averages for the limited-service lodging industry.

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2007	Increase	2006	Increase	2005
All Company Hotels
RevPAR[1]	$64.38	$2.61	$61.77	$6.52	$55.25
Average Daily Rate	$96.20	$7.62	$88.58	$8.66	$79.92
Occupancy Rate	66.92%	(2.82%)	69.74%	0.61%	69.13%
Industry[2]
RevPAR[1]	$57.20	$3.20	$54.00	$4.42	$49.58
Average Daily Rate	$87.27	$5.75	$81.52	$6.00	$75.52
Occupancy Rate	65.50%	(0.70%)	66.20%	0.50%	65.70%

(1)	RevPAR means “Revenue Per Available Room” and is a common indicator used by the hotel industry to track and compare financial performance of hotels. It is calculated by multiplying a hotel’s occupancy rate by its average daily rate.

(2)	Source: Smith Travel Research Lodging Review, for years ended December 2005, December 2006 and December 2007. The industry data shown is for the Mid-scale Without Food and Beverage category of hotels. These generally include mid-level, franchised hotels, which serve continental breakfasts but do not have lounges or restaurants. These are of the same class as the majority of the Company’s hotels.
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
     In March 2007, however, we entered into a loan agreement with Fortress Credit Corp. in the amount of $99.7 million which is used for the purpose of financing, in the short-term, the equity portion of hotel acquisitions and construction. Newly-constructed hotels do not generate positive cash flows for an average of 36 months from the start of construction. Thus, if investor equity is used to finance construction, these funds do not generate a return for an average of 36 months. The Company is beginning the construction of a large number of hotels. We believe that if investor equity was used to fund a portion of this construction, it would significantly depress the returns to all of our investors. Consequently, we are financing the equity portion of these new construction projects for a period of up to 3 years. This financing has caused our debt-to-asset ratio to increase to 78.6%. Management anticipates reducing its leverage during 2008 by replacing debt with equity.
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
     Management has identified 12 hotels that the Company will prepare for sale. There is not a specific time frame in which such hotels will be sold, and contracts for sale will be entered into only if the sale terms are reasonable and provide appropriate investment returns. As of March 19, 2008, the Company has received indications of interest concerning the sale of 3 of the hotel properties, and potential buyers are performing due diligence on such properties.
Policy on Purchase of Additional Hotels
     We intend to acquire or build additional hotels and acquire entities that own hotels. During the next three years, it is anticipated that most acquisitions and construction will be initially funded through leveraging existing hotels in the portfolio, and by leveraging the hotel acquired.

     We target markets exhibiting the following characteristics for the construction of new hotels:
•	insufficient high-quality hotel supply in the market or for limited- or select-service hotels

•	barriers to entry of additional new hotels

•	availability of high-quality franchise appropriate for the market

•	no suitable and appropriately priced existing hotel in market
     Our ideal acquisition targets include the following types of hotels:
•	hotels that are performing below the market in their revenue

•	hotels that are performing at or near the market in their revenue, but are not as profitable as they could be because they are poorly managed

•	hotels in need of renovation to maintain franchise standards

•	hotels that need to be renovated and converted to a more popular or upscale franchise
Corporate Operations
     We are governed by a seven-member Board of Managers (“Board”). There is currently one vacant position on the Board. In addition to the Board, we have a Company Manager, The Summit Group, responsible for substantially all of our executive, supervisory and administrative services, not otherwise specifically granted to the Board. These executive, supervisory and administrative services include, but are not limited to: administration, negotiation and pursuit of financing vehicles; determining the time and amount of distributions; and providing our record keeping. Furthermore, the Company Manager is responsible for the internal accounting of the Company, and coordination with accountants, including distribution of income tax information and forms to each of the Members. The Company Manager is reimbursed for its reasonable out-of-pocket expenses incurred as a result of its administration of the Company, provided all reimbursements of management expenses to The Summit Group, together with reimbursements in its capacity as Hotel Manager, but not including development expenses, do not exceed 4.5% of the gross revenue of the hotels in any given year. The Company Manager cannot be removed from its position, or its authority lessened, except upon amendment of our Operating Agreement or for cause. “Cause” is defined in the Operating Agreement as a material violation or breach of the authority, duty or obligations of the Company Manager, a breach of the duties of loyalty and good faith, or knowingly and intentionally failing to discharge such duties, willfully and wantonly disregarding the interest of the Company, intentionally and deliberately disregarding standards of behavior or conduct for such position which the Company and others have a right to expect of such party, or any other acts or omissions of carelessness or negligence of such degree or recurrence as to manifest culpability or wrongful intent. Mere failure to perform as the result of a good faith error in judgment or discretion does not constitute “cause.”

     The Company Manager has the authority to approve any act unless such authority is restricted to the Board or Members. Consent of a majority of the Managers present at a meeting of the Board is necessary to approve any act, unless a greater percentage is required by the Operating Agreement. The following actions require the affirmative vote of the Board with the required vote set forth in parentheses:
•	acquisitions of real property or construction of hotels meeting our investment parameters (majority vote)

•	acquisitions of real property or construction of hotels not meeting our investment parameters (supermajority vote)

•	acquiring additional hotel entities if within our investment parameters (majority vote)

•	acquiring additional hotel entities if outside our investment parameters (supermajority vote)

•	the sale of hotels constituting greater than 50% of all the hotels as measured by the number of rooms of the hotels (supermajority vote)

•	financing or refinancing exceeding our financing parameters (supermajority vote)

•	additional private offerings not meeting our offering parameters (supermajority vote)

•	use of refinancing and sale proceeds (majority vote)

•	sale of a hotel (majority vote)

•	sale of a hotel in which the sales price is not sufficient to cover the costs of the sale, satisfaction of all debt associated with the hotel, and all capital contributions associated with the hotel (supermajority vote)

•	amendments to the Operating Agreement or Articles of Organization of the Company (majority vote)

•	financing not in the course of ordinary business or otherwise within our financing parameters (supermajority vote)
     A supermajority vote of the Board is defined in the Operating Agreement as the affirmative vote of eighty percent (80%) of the Managers present at a duly constituted meeting of the Managers or, if a written consent is obtained, an affirmative vote of eighty percent (80%) of all Managers.
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
     “Investment parameters” means a hotel that meets the following requirements:
•	limited service or select service hotel

•	franchised with a current franchisor with which The Summit Group already has a business relationship

•	60-160 rooms

•	located in markets with a population base of at least 50,000 persons

•	located in the contiguous 48 States of the United States
          In addition to the above, if an entity is to be acquired, it:
•	must be currently paying a 10% priority return to its investors, and is projected to continue to make such payment

•	must consist entirely of accredited investors
          There is an exception to this requirement in that no further consent of the Board is required if the remaining 51% interest in Summit of Scottsdale is to be acquired by the Company.
     We are also subject to limitations on our ability to sell additional interests in the Company, which we refer to as “offering parameters.”
     “Offering parameters” means a private offering that meets the following:
•	no greater than $50,000,000 to be raised

•	no new class of membership interests to be offered

•	to be offered only to accredited investors

•	cannot provide The Summit Group with greater rights than currently existing
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
Future Reservations
     Most of our customers do not reserve rooms far in advance of the date they arrive at the hotel. Furthermore, with limited exceptions, our guests are able to cancel reservations prior to arrival at the hotel. Therefore, it is difficult to predict the occupancy rates of our hotels through the end of 2008. Based upon the current trends in industry occupancy rates, new hotel construction pipeline, and current state of the United States economy, we anticipate that same-hotel 2008 revenues will be stable to slightly increasing compared to 2007, although there can be no assurance that such will be the case. See Item 1.A. Risk Factors.
Hotel Industry
     The hotel industry suffered from overbuilding during the late 1990s and reduced travel after the events of September 11, 2001. These events caused an over-supply of hotel rooms and a reduction in demand from 2000 through 2002. The demand for hotel rooms has risen each year from 2002 through 2007, however, the rate of increase peaked in 2004. Increase in the supply of hotel rooms lagged the increase in demand from 2003 through 2006, thus, the hotel industry has experienced greater financial success during that period. The supply of new hotel rooms has steadily risen since 2005, and in 2007 the increase in supply exceeded the increase in demand for hotel rooms. As a result, nationwide occupancy rates decreased in 2007, and this trend is expected to continue in 2008.
     As the hotel industry softens, we will carefully look for appropriate opportunities to purchase hotels at low prices. We believe this strategy has been successful for our Company previously, and numerous hotels have been purchased at prices below the cost to build new. During both boom and bust phases in the industry, we intend to continue to acquire and build hotels when strategically appropriate.
     We, like most other hotel operators, experienced increasing occupancy rates in 2006 compared to 2005, and in 2005 compared to 2004. Occupancy rates decreased in 2007, and we expect this continue for the next few years, until the supply and demand for new hotel rooms again reaches equilibrium. Smith Travel Research forecasts that growth in room supply will increase during 2008, at a rate that is higher than the increase in room supply in 2007. Growth in demand for hotel rooms is also expected to increase slightly during 2008, however, the growth in supply will exceed the growth in demand. Consequently, nationwide occupancy rates are projected to decline during 2008. Despite this, the Average Daily Rate is anticipated to continue to increase during 2008 at a healthy rate, thus resulting in an increase in Revenue Per Available Room (RevPAR).
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
     We are operationally competitive in the markets we serve for a number of reasons. We maintain strict quality standards concerning the physical appearance of our hotels. We provide on-going training to our staff to provide the highest levels of customer service in the limited-service segment. We focus on providing guests with the amenities they want and need, such as expanded continental breakfast menus, 27” televisions, in-room high speed Internet access, premium cable and movie channels, and a variety of high-quality exercise equipment. Even in markets where our competitors maintain high property condition, customer service and amenity levels, we are able to survive difficult market conditions better than most hotel owners because of our corporate financial strength and diverse revenue base.
Environmental Matters
     We are subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations (“Environmental Laws”). For example, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect our ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws. From time to time we have incurred, and in the future may incur, costs related to cleaning up contamination resulting from prior owners’ uses of our properties. To date, remediation costs relating to prior owners’ uses of our properties have been immaterial to our operations. Other Environmental Laws require abatement or removal of certain asbestos-containing materials (“ACMs”) (limited quantities of which are present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping located at certain of our hotels) in the event of damage or demolition, or certain renovations or remodeling. We currently own no hotels that were constructed at the time when asbestos-containing materials were commonly used in construction, but may purchase additional such properties in the future. Environmental Laws also govern emissions of and exposure to asbestos fibers in the air and also regulate polychlorinated biphenyls (“PCBs”), which may be present in electrical equipment. We believe that few, if any of our hotels have underground storage tanks (“USTs”) or equipment containing chlorofluorocarbons (“CFCs”). In connection with our ownership, operation and management of our properties, we could be held liable for costs of remedial or other action with respect to PCBs, USTs or CFCs. Prior to purchasing land for new hotel construction or existing hotels, we hire third-party engineers to assess the property and advise us concerning potential environmental hazards or concerns.
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
Employees
     As of December 31, 2007, we employed approximately 1,690 employees at our hotels. None of our employees are covered by a collective bargaining agreement.
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
     The hotel industry is seasonal in nature. Generally, our earnings are higher in the second and third quarters. If we incorrectly estimate the level of reserves we need to maintain in order to fund operating expenses during the first and fourth quarters, debt service payments or member distributions, member distributions may be negatively affected or we may need to incur unexpected short-term borrowings to cover the shortfall.

Our success depends on senior executive officers whose continued service is not guaranteed.
     We depend on the efforts and expertise of the senior executive officers of the Company and The Summit Group to manage our day-to-day operations and strategic business direction. The loss of any of their services could have a material adverse effect on our business, financial condition, results of operations and our resulting ability to make distributions to our members. The Company appointed a new Chief Financial Officer on March 4, 2008. Management believes that there will not be a material adverse effect resulting from this change. See Item 10. Directors, Executive Officers and Corporate Governance.
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
The hotel industry is capital intensive and we are subject to risks associated with our on-going need to obtain capital and financing to fund property improvements and maintenance.
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
     The documents evidencing our existing indebtedness under certain loans contain financial and operating covenants, such as net worth requirements, debt service coverage ratios, leverage ratios and other limitations which may restrict our ability to make distributions or other payments to our members. In addition, such covenants may restrict our ability to sell any individual hotel or groups of hotels, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. In addition, certain of our loans require that reserves be established and restricted only for funding future renovations. Failure to meet or comply with the covenants could cause one or more of our lenders to declare the indebtedness in default, accelerate the payments and engage in foreclosure proceedings. For additional information concerning certain terms and conditions of our indebtedness, see Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Cash from Financing Activities.
We may not be able to refinance our loans as they become due which may cause the hotels secured by such loans to be foreclosed upon.
     Our mortgage notes generally mature in advance of their full amortization, resulting in balloon payments. In the event we are unable to refinance the amount of the balloon payment, we will be forced to use our cash reserves to pay off the remaining principal. If we do not have sufficient funds available, we will be unable to pay off the loan and may be subject to foreclosure of our hotels. Alternatively, we may be required to sell certain hotels at prices and upon terms that are unfavorable, which would negatively affect our financial performance and ability to make distributions to our members. In addition, in the event we are successful in refinancing our indebtedness, prevailing interest rates may be significantly higher than on our existing debt. As a result, our debt service payments could be significantly increased, which would decrease our cash available for distribution to the members. As of December 31, 2007, we have loans with anticipated balloon payments of $35,127,000 maturing in 2008, loans with anticipated balloon payments of $26,217,000 maturing in 2009, and loans with anticipated balloon payments of $42,633,000 maturing in 2010.
     As of December 31, 2007, 53.21% of our debt carried fixed interest rates, and 46.79% carried variable interest rates. As of December 31, 2007, our fixed interest rate debt totaled $179.1 million. Our variable interest rate debt totaled $157.5 million as of December 31, 2007, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit. Increases in prevailing interest rates could increase our debt service payments significantly. This would adversely affect our financial condition, results of operations and ability to make distributions to our members. Adverse conditions in the United States or global economy could also cause financing opportunities to be limited or available only on terms that are unfavorable. Additional information concerning our fixed- and variable-rate debt is included in Item 8. Financial Statements and Supplementary Data — Note 10 to Consolidated Financial Statements.
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
     Our $99.7 million loan with Fortress Credit Corp. is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries. These entities currently own 33 of our 64 hotels. All new hotels acquired or developed by us will be required to be owned by a wholly-owned subsidiary subject to this pledge. If we default on our loan with Fortress, it could accelerate all amounts due under the note, and foreclose on the pledge of the membership interests. A default or foreclosure may adversely affect our ability to make distributions to members.
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
     Our debt-to-equity ratio was 3.6:1.0 as of December 31, 2007, and 2.3:1.0 as of December 31, 2006. We have previously financed 60%-65% of the hotels we built or acquired, and funded the remaining 35%-40% with equity capital. During 2007 we leveraged many of our newly acquired and constructed hotels with 100% financing, causing the leverage on our entire portfolio to increase to approximately 78%. We may choose to further leverage our existing hotel portfolio or finance higher percentages of newly acquired or constructed hotels. As our leverage increases, we will be subject to increased debt service payment requirements which will impede our cash flow and restrict our ability to make distributions to members, and it will be more likely that we would be unable to survive a downturn in the hotel industry or in the financial performance of our properties because we would be unable to support the increased payment requirements. In some situations, we finance 100% of the initial acquisition or construction of a hotel for a period of several months. Financing 100% of a hotel subjects us to risks that such highly leveraged hotels will not generate sufficient revenues to pay operating expenses and debt service requirements. This could result in the foreclosure of the loans on such hotels. As of December 31, 2007, three of our hotels were 100% financed.
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
     We own three hotel properties subject to a ground lease. The lease covering our Ellensburg, Washington Comfort Inn requires the consent of the lessor in order to transfer the hotel and assign the ground lease. If a lessor refuses to allow transfer, we may be unable to sell a hotel that we otherwise want or need to sell. This may negatively affect our results of operations, financial condition and ability to make distributions to members.
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
     We have a Board of Managers; however, six of our seven Managers are appointed by the Class C Member, The Summit Group. Furthermore, The Summit Group is the Company Manager and has significant control over the operations and actions of the Company. The Summit Group may be removed as Company Manager only for cause. In addition, The Summit Group is hired by us as the hotel manager pursuant to a Hotel Management Agreement. The Hotel Management Agreement provides that we may terminate The Summit Group as hotel manager only for cause. The Operating Agreement may not be amended to change these provisions without the consent of the Class C Member. Class A, Class A-1 and Class B Members have no right to participate in the management of the Company and their voting rights are limited to: (i) the creation of a new class of membership interest if such new class has rights, powers and duties that are superior to those of their class of membership interests; (ii) amendments to the Articles of Organization or Operating Agreement of the Company, except as otherwise set forth in the Operating Agreement; and (iii) dissolution of the Company. Thus, the Members’ ability to influence Company decisions is substantially limited.
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
     Kerry W. Boekelheide, the sole owner of The Summit Group and a Company Manager, is also an owner of Summit Real Estate Investments, LLC (“SREI”), the affiliated broker-dealer which the Company uses for its securities offerings and he therefore has an interest in raising additional capital and offering securities of the Company. It is possible that offering securities of the Company may be in the best interests of SREI or its agents, but may not be in the best interests of the Company.
The issuance of additional membership interests will dilute the members’ ownership.
     As hotel acquisition and construction opportunities arise from time to time, we may issue additional membership interests to raise the capital necessary to finance the hotel acquisitions and construction, subject to our offering parameters. Future issuances of membership interests will dilute the Class A, Class A-1 and Class B members’ ownership interest in the Company.
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
ITEM 1.B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     We are headquartered in Sioux Falls, South Dakota and, as of December 31, 2007, owned and managed 64 hotel properties throughout the United States. We lease our headquarters office location. We own in fee all of our hotel properties, except for three properties that are subject to a land lease. We believe that, for our respective class of hotels, all of our hotel properties are located in good to excellent markets, are in good physical condition, and are the appropriate size and offer appropriate amenities. As of December 31, 2007, we owned 64 hotel properties with a total of 5,863 guestrooms. 54 of our hotels are categorized as mid-market, limited-service hotels, 10 of our hotels are categorized as select-service hotels. A list of our hotel properties owned as of December 31, 2007 and operating information for those hotels is included as Exhibit 99.1.
     The Company’s hotels are located throughout the continental United States with concentrations in Arkansas (4 hotels), Colorado (7 hotels), Idaho (8 hotels and 3 new construction hotels planned), Kansas (5 hotels), Mississippi (4 hotels), Tennessee (5 hotels), Texas (6 hotels and 4 new construction hotels planned), and Washington (5 hotels and 2 new construction hotels planned).
     From January 1, 2007 through December 31, 2007, we purchased 3 hotels, completed the construction of 7 hotels, and sold 6 hotels and 1 parcel of land. During the same period, we purchased land for the planned construction of 5 additional hotels, and we leased land for the construction of 2 hotels. The acquisitions and dispositions of the Company’s hotels and real estate are set forth below:

			Property
Location	# Rooms	Franchise	Purchased	Status	Closing Date
San Antonio, TX(1)	126	Cambria Suites	Land	Purchased	1/12/07
San Antonio, TX(1)	TBA	TBA	Land	Purchased	1/12/07
Houston, TX(1)	118	Cambria Suites	Land	Purchased	2/15/07
Irving, TX(2)	124	AmeriSuites	Hotel	Purchased	5/2/07
Irving, TX(2)	128	AmeriSuites	Hotel	Purchased	5/2/07
El Paso, TX(1)	100	Hampton Inn	Land	Purchased	7/16/07
El Paso, TX(1)	120	Courtyard	Land	Purchased	7/16/07
Ridgeland, MS	92	Staybridge Suites	Hotel	Purchased	6/5/07
Ft. Myers, FL(1)	150	Hyatt Place	Land	Purchased	8/30/07
Portland, OR(1)	120	Residence	Land	Leased	6/13/07
Portland, OR(1)	127	Hyatt Place	Land	Leased	6/13/07
Boise, ID	N/A	N/A	Land	Sold	11/7/07
Lincoln, NE	83	Quality Suites	Hotel	Sold	7/27/07
Pueblo, CO	111	Hampton Inn	Hotel	Sold	6/1/07
Fenton, MO	95	TownePlace Suites	Hotel	Sold	11/26/07
Fenton, MO	106	Fairfield Inn	Hotel	Sold	11/26/07
Detroit, MI	241	Holiday Inn Express	Hotel	Sold	12/4/2007
Coeur d’Alene, ID	69	Fairfield Inn	Hotel	Sold	4/24/07

(1)	Number of units and franchise indicate our plans as of December 31, 2007, which are subject to change.

(2)	The 124-unit and 128-units AmeriSuites hotels located in Irving, TX were converted during 2007 to a Hyatt Place hotel and a Holiday Inn Express hotel, respectively.

     The hotel and land purchases listed above were financed from the following sources: $21.5 million was financed on the First National Bank of Omaha Acquisition Line; proceeds from property sales; the Fortress Credit Corp loan; and other construction loans as described in Item 8. Financial Statements and Supplementary Data — Note 11 to Consolidated Financial Statements.
     The aggregate purchase and anticipated construction cost of the properties described in the above table is approximately $140.2 million. The aggregate sale price of the 6 hotels sold is $36.1 million.
Franchises
     The following table reflects, as of December 31, 2007, our hotel properties, by franchise brand:

	Properties	Rooms

Hampton Inn	12	1,323
Fairfield Inn by Marriott	11	930
Comfort Inn	7	413
Springhill Suites by Marriott	6	559
Courtyard by Marriott	5	551
Holiday Inn Express	5	396
Comfort Suites	4	264
Residence Inn	3	287
Cambria Suites	2	232
Hyatt Place	2	274
Homewood Suites by Hilton	1	92
Country Inn & Suites by Carlson	1	64
TownePlace Suites by Marriott	1	90
Hawthorn Suites, LTD(1)	1	119
Hilton Garden Inn	1	120
Staybridge Suites	1	92
Unfranchised(2)	1	57

Total	64	5,863

(1)	The Hawthorn Suites, LTD hotel located in Vernon Hills, IL is anticipated to be converted to a Holiday Inn Express hotel on July 1, 2008.

(2)	Aspen Hotel & Suites, Fort Smith, AR.
     Fairfield Inn by Marriott, Comfort Inn, Hampton Inn, Hampton Inn & Suites, Comfort Suites, Springhill Suites by Marriott, Holiday Inn Express, Holiday Inn Express Hotel & Suites, Country Inn & Suites by Carlson, and Hawthorn Suites, Ltd., are each considered franchise brands in the mid-market, limited-service segment. Each of these hotels offers amenities generally present for hotels of this class, including a swimming pool and whirlpool, free continental breakfast, and in-room high speed Internet access. A significant number of the rooms at each Hampton Inn & Suites, Comfort Suites, Springhill Suites, Holiday Inn Express Hotel & Suites, Hawthorn Suites, Ltd., Country Inn & Suites and Quality Suites are mini-suites, and include a small microwave and refrigerator.

     Courtyard by Marriott, Cambria Suites, Hyatt Place, and Hilton Garden Inn are considered select-service hotel franchises. The hotel and room décor is generally of higher quality than other hotels in this segment. In addition, these hotels offer a hot, made-to-order breakfast or breakfast buffet, and lounge which is open for limited hours each evening. These hotels may also offer a light lunch or dinner menu.
     Residence Inn, Homewood Suites, Staybridge Suites, and TownePlace Suites are considered mid-market, limited-service, extended-stay hotels. Each guestroom at the hotels in this segment offers a separate bedroom area, large living area, and full kitchen. These properties cater to guests who stay over 7 nights.
     Affiliation with a nationally-recognized franchise offers name recognition, national marketing and advertising campaigns, centralized reservations systems, and certain other centralized functions and quality control.
Ground Leases
     Three of our hotel properties are located on leased land. The hotels located on leased land, lease termination dates, and extension options are as follows:
•	Fort Smith, Arkansas Comfort Inn. Total lease payments are anticipated to be $44,088 in 2008. Lease termination date is August 31, 2022. One option to extend for 30 years.

•	Ellensburg, Washington Comfort Inn. Total lease payments are anticipated to be $26,400 in 2008. Lease termination date is August 15, 2024. Two options to extend the term of the lease, with each option being a 10-year term.

•	Fort Smith, Arkansas Hampton Inn. Total lease payments are anticipated to be $168,380 in 2008. Lease termination date is May 31, 2030. Eleven options to extend the term of the lease, with each option being a 5-year term.
     During 2007, we entered into land leases for two hotels to be built in Portland, Oregon. Construction has not started on these two hotels. For both parcels, all rental payments have been prepaid through the initial term of the lease. Lease termination dates are June 30, 2084. Both leases have one option to extend for 15 years.
Financing and Mortgages
     As of December 31, 2007, we had approximately $302.4 million of outstanding long-term mortgage debt. All of our hotels owned as of December 31, 2007 are encumbered by a mortgage or deed of trust. Mortgage debt is obtained from a variety of commercial and institutional lenders. For additional information concerning our debt and lenders, please see Item 7. Management’s Discussion and Analysis of Financial Information and Results of Operations —

Liquidity and Capital Resources, and Item 8. Financial Statements and Supplementary Data — Note 10 to Consolidated Financial Statements.
Maintenance
     Obsolescence and wear and tear can negatively affect the value and the revenue-generating ability of our hotels. We are committed to maintaining the highest standards of physical condition of our hotels compared to other limited-service, mid-market and select-service hotels. Furthermore, all but one of our hotels is subject to a franchise agreement. Each franchisor requires strict adherence to a regular maintenance, repair, remodeling and refurbishment schedule. We are in compliance with such schedules at each of our hotels. In 2007 we expended approximately $7,700,000 to renovate our existing hotels to keep them in good and competitive condition, and to bring newly acquired hotels to a good and competitive physical condition.
ITEM 3. LEGAL PROCEEDINGS
     We are involved from time to time in litigation arising in the ordinary course of business, however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial conditions or results of operations. We may be subject to future claims which could cause us to incur significant expenses or damages. We have assumed liability for past events at the hotels and for entities previously acquired by the Company, including lawsuits that are in process as well as lawsuits that have not yet materialized. If we acquire or consolidate additional entities in the future, we may assume obligations and liabilities of such entities. We operate in an industry susceptible to personal injury claims and significant personal injury claims could be asserted against us in the future arising out of events not known to us at this time.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our members during the fourth quarter of 2007.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     There is no established public trading market for any class of the Company’s securities.
     As of December 31, 2007, there were approximately 650 record holders of the Company’s Class A membership interests, and 124 record holders of the Company’s Class A-1 membership interests. There are no outstanding warrants or options to purchase any class of Company security, and there is no class of security convertible into common equity of the Company.

     Each month from April 2004 through December 2007, the Company has paid each Class’s Priority Return. The Priority Return for members is a cumulative but not compounded 10% return on each Class A Member’s Adjusted Capital Contribution and a cumulative but not compounded 8% return on each Class A-1 Member’s Adjusted Capital Contribution. In addition, the Company made additional distributions to the Class A and Class A-1 Members, as set forth in the following table.

	Class A		Class A-1
	Priority Return	Additional	Priority Return	Additional
2007
First Quarter	$2,402,346	$0	$262,849	$0
Second Quarter	$2,429,038	$1,163,808	$265,770	$78,700
Third Quarter	$2,455,731	$2,296,748	$268,690	$155,312
Fourth Quarter	$2,455,730	$3,371,737	$268,690	$228,005

Total	$9,742,845	$6,832,293	$1,065,999	$462,017

2006
First Quarter	$2,402,344	$0	$171,590	$0
Second Quarter	$2,429,037	$1,603,224	$265,770	$79,740
Third Quarter	$2,455,730	$1,378,049	$268,690	$93,187
Fourth Quarter	$2,455,730	$4,060,760	$268,690	$274,559

Total	$9,742,841	$7,042,033	$974,740	$447,486
     Based upon current conditions in the hotel industry, we anticipate that we will continue to pay Priority Returns and additional distributions at similar levels and with similar frequency for the foreseeable future, given the same level of revenues. As we continue to acquire and build hotels, we anticipate that the gross dollars of distributions will increase; however, this is not anticipated to result in a larger distribution per unit because we anticipate using additional equity in order to fund such growth. No assurance can be given that the foregoing anticipated level of distributions will be attained.
October 2005 Offering
     We began a private offering of our Class A-1 membership interests pursuant to a Confidential Private Placement Memorandum dated October 21, 2005. The Class A-1 membership interests were offered privately, pursuant to an exemption under Rule 506 of the Securities Act of 1933. No interests were offered to unaccredited investors, and no sales were made to unaccredited investors. A total of 750 units of Class A-1 membership, for an aggregate offering price of $75,000,000, were offered. We received and accepted subscriptions from 124 holders for 133.25 units with gross proceeds of $13,325,000 (net proceeds of $12,457,500). There was no particular class of offerees for the Class A-1 Units, and the Units were sold to individuals, entities, and institutional buyers. The offering was closed on July 31, 2006.

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
Income Statement Data (in millions)

	For the Years Ended			Period From
	December 31,	December 31,	December 31,	February 13 2004 to
	2007	2006	2005	December 31, 2004
Operating Revenues	$124.6	$110.8	$81.4	$48.6
Income From Continuing Operations	$4.1	$7.7	$8.6	$1.2
Net Income	$14.0	$9.4	$3.7	$1.6

Earning Data

Income From Continuing Operations Per Unit (1)(3)	$2,665.93	$4,988.37	$6,696.03	$1,231.22
Basic and Diluted Earnings Per Unit (1)(3)	$9,012.19	$6,116.61	$2,860.82	$1,590.94
Aggregate Cash Distributions Paid (2)(3)	$18,103,154	$18,207,100	$15,064,643	$7,652,885
Cash Distributions Paid Per Unit (1)(2)(3)	$11,643.17	$11,795.07	$11,728.48	$7,701.64

(1)	The weighted average number of units outstanding for the calculation of Earnings per Unit and Distributions per Unit was 1,554.83 in 2007, 1,543.62 in 2006, 1,284.45 in 2005, and 993.67 in 2004.

(2)	Aggregate Cash Distributions Paid reflects only the distributions made to the Class A and Class A-1 Members because these are the only classes that represent investors. Class B Members, who are comprised primarily of employees and general partners in our predecessors, received Aggregate Cash Distributions of $1,124,079 during 2007, $1,160,779 during 2006, $1,234,396 during 2005, and $768,469 during 2004. The Class C Member, The Summit Group, received Aggregate Cash Distributions of $5,612,615 in 2007, $5,780,665 in 2006, $5,319,822 in 2005, and $2,298,112 in 2004.

(3)	A member acquires a Unit of membership by making a capital contribution of $100,000. As described in the Company’s Registration Statement filed on Form 10, the Company is periodically re-valued by a third party, and the valuation at the time of purchase determines the respective member’s Sharing Ratio in the Company. Thus, each member’s Units may carry different Sharing Ratios.

Balance Sheet Data (in millions)

	For the Periods Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004

Total Assets	$448.0	$356.0	$317.3	$241.1
Long Term Obligations	$261.5	$210.1	$180.7	$125.7
Calculation of Sharing Ratios
     Sharing Ratios are the rights to distributions and allocations granted to a Member. Sharing Ratios are determined at the time of purchasing a membership interest and are based upon the capital contributions received pursuant to an offering divided by a recent third-party valuation of the Company. Each respective investor in an offering receives its proportionate share of the Sharing Ratios issued pursuant to such offering based upon the investor’s capital contribution, multiplied by 50%. The Class C Member is allocated a Sharing Ratio equivalent to each Sharing Ratio allocated to an investor. Issuance of new Sharing Ratios results in an adjustment to the existing Sharing Ratios of all classes of members. Aggregate Sharing Ratios as of December 31, 2007 for each membership class were:

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

Forward-Looking Statements
     This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, changes in same hotel revenues, and those risks described in Item 1.A. of this annual report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.
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
      Capitalized Development and Interest Costs
     The Company capitalizes all hotel development costs and other direct overhead costs related to the purchase and construction of hotels. Additionally, the Company capitalizes the interest costs associated with constructing new hotels. Capitalized development, direct overhead and interest are depreciated over the estimated lives of the respective assets. Organization and start-up costs are expensed as incurred. For the years ended December 31, 2007 and 2006, the Company capitalized interest of $4,283,084 and $572,938, respectively.
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
     The Company adopted FIN 46R “Consolidation of Variable Interest Entities” beginning October 1, 2004. This Interpretation requires that we present any variable interest entities in which we have a majority variable interest on a consolidated basis in our financial statements.
      Revenue Recognition
     The revenue from the operation of a hotel is recognized as part of the hotel operations segment when earned. Typically, cash is collected from the guest at the time of check-in or checkout or the guest pays by credit card which is typically reimbursed within 2-3 days; however, we also extend credit to selected corporate customers.
Results of Operations
     The following discussion presents an analysis of results of our operations for the years ended December 31, 2007, 2006, and 2005.

     Our Net Income improved for the year ended December 31, 2007 compared to the year ended December 31, 2006, for two primary reasons. First, despite a decline in nationwide occupancy rates caused by an increase in the supply of hotel rooms, Average Daily Rates (ADR) increased significantly, causing an overall increase in revenues throughout the hotel industry. Second, we had a gain of $10.4 million resulting from the sale of assets.
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
Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
     Revenues
     We generated $124.6 million of revenues from continuing operations during the year ended December 31, 2007, compared to $110.8 million during the year ended December 31, 2006, an increase in total year-to-year revenues of 12.4%. There are two primary reasons for the increase in revenues from 2006 to 2007. First, we experienced a significant increase in RevPAR, resulting from a strong increase in ADR despite a decline in occupancy rates. Second, we acquired 3 hotels, completed construction of 7 hotels, and disposed of 6 hotels during 2007, for an increase of 4 hotels in our portfolio, and an increase of 464 guestrooms. This is an increase of 8.6% in the number of guestrooms in our portfolio.

     The key indicators for the Company’s hotel performance for the years ended December 31, 2007 and 2006 are set forth in the following table (includes hotels with continuing and discontinued operations).

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006	Increase/(Decrease)

All Company Hotels
RevPAR	$64.38	$61.77	$2.61
Average Daily Rate	$96.20	$88.58	$7.62
Occupancy Rate	66.92%	69.74%	(2.82%)
Number of Hotels Owned	64	60	4
Number of Guestrooms	5,863	5,399	464
     Management attributes the success in increasing ADR and RevPAR at our hotels to several factors. First, hotel management continued to emphasize direct-sales efforts to improve occupancy rates at our hotels. Second, the hotels we sold tended to be hotels with sub-par ADR and occupancy rates, compared to the remainder of our portfolio. The hotels acquired and constructed tend to command higher room rates, even though the occupancy rates have not yet stabilized at these hotels. Third, we have made focused efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate. Our RevPAR increased due to the significant increase in ADR, despite the decrease in portfolio occupancy rates. The decline in occupancy rates was primarily due to increasing supply in the number of hotel rooms in our markets and because our new properties have not yet stabilized.
      Hotel Operating Expenses
     Our hotel operating expenses totaled $104.2 million for the year ended December 31, 2007, which was 83.6% of our revenues from continuing operations, and $90.1 million for the year ended December 31, 2006, which was 81.3% of our total revenues. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors. The primary reason for the increase in the percentage of operating expenses to revenues was because of increased repairs and maintenance expense, start up costs related to opening 7 new hotels in 2007, and depreciation expense due to renovations that have occurred at several of our hotels during the past two years.
          Depreciation and Amortization
     Our depreciation and amortization expense totaled $17.5 million for the year ended December 31, 2007, and $14.9 million for the year ended December 31, 2006. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.

          Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the year ended December 31, 2007, we reimbursed The Summit Group $4.1 million of total revenues, and $3.8 million related to continuing operations in hotel management and Company Manager expenses, which was 3.0% of total revenues and 3.0% of revenues from continuing operations. During the year ended December 31, 2006, we reimbursed The Summit Group $4.0 million of total revenues, and $3.6 million related to continuing operations in hotel management and Company Manager expenses, which was 3.2% of total revenues and 3.2% of revenues from continuing operations. Additional information concerning reimbursements and payments to The Summit Group is discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.
          Repairs and Maintenance
     We incurred $10.9 million in repair and maintenance expenses for the year ended December 31, 2007, and $8.8 million in repair and maintenance expenses for the year ended December 31, 2006. The increase in repair and maintenance expenses during 2007 is due to the large number of properties remodeled during 2007, and because several hotels underwent their regular improvements as requested by the franchisors. During the twelve months ended December 31, 2007, we renovated 2 hotels with each renovation costing less than $500,000, and we renovated 9 hotels with each renovation costing in excess of $500,000. Of these renovations, 2 were due to conversion from one franchise system to another, 1 was related to the renovation of an acquired property and 8 were due to franchisor requirements. During the twelve months ended December 31, 2006, we renovated 3 hotels with each renovation costing less than $500,000, and we renovated 12 hotels with each renovation costing in excess of $500,000. Of these renovations, 5 were due to renovations of acquired properties and 10 were due to franchisor requirements. Management anticipates that repair and maintenance expense will decline during 2008 as there are only 4 hotel renovations scheduled as of March 17, 2008.
     Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
     Revenues
     We generated $110.8 million of revenues from continuing operations during the year ended December 31, 2006, compared to $81.4 million during the year ended December 31, 2005. This is an increase in total year-to-year revenues of 36.2% from 2005 to 2006. There are two primary reasons for the increase in revenues from 2005 to 2006. First, we experienced a significant increase in RevPAR, due to increasing occupancy rates and ADR. Second, we acquired three hotels and disposed of three hotels during 2006, for no change in the number of hotels, but an increase of 160 guestrooms. This was an increase of 3.1% in the number of guestrooms in our portfolio.

     The key indicators for the Company’s hotel performance for the years ended December 31, 2006 and 2005 are set forth in the following table (includes hotels with continuing and discontinued operations).

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005	Increase/(Decrease)
All Company Hotels
RevPAR	$61.77	$55.25	$6.52
Average Daily Rate	$88.58	$79.92	$8.66
Occupancy Rate	69.74%	69.13%	0.61%
Number of Hotels Owned	60	60	0
Number of Guestrooms	5,399	5,239	160
     Management attributes the success in increasing occupancy rates, ADR and RevPAR at our hotels from 2006 to 2005 to several factors. First, hotel management continued to emphasize direct-sales efforts to improve occupancy rates at our hotels. Second, a number of hotels acquired by the Company during 2006 saw significant increases in occupancy and ADR as a result of improved operations, customer service levels, and improved sales efforts. Third, we remodeled a large number of our hotels during 2006, which attracts guests and allows us to charge higher room rates. Fourth, we have made focused efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate.
      Hotel Operating Expenses
     Our hotel operating expenses totaled $90.1 million for the year ended December 31, 2006, which was 81.3% of our total revenues, and $63.6 million for the year ended December 31, 2005, which was 78.2% of our total revenues. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors. The primary reason for the increase in the percentage of operating expenses to revenues was because of repairs and maintenance expense due to extensive remodeling and renovations that occurred at several of our hotels during 2006.
          Depreciation and Amortization
     Our depreciation and amortization expense totaled $14.9 million for the year ended December 31, 2006, and $10.8 million for the year ended December 31, 2005. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.

          Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the year ended December 31, 2006, we reimbursed The Summit Group $4.0 million of total revenues, and $3.6 million related to continuing operations in hotel management and Company Manager expenses, which was 3.2% of total revenues and 3.2% of revenues from continuing operations. During the year ended December 31, 2005, we reimbursed The Summit Group $2.7 million of total revenues, and $2.3 million related to continuing operations in hotel management and Company Manager expenses, which was 2.8% of total revenues and 2.8% of revenues from continuing operations. The increase in the percentage of management expenses reimbursed was due to the employment of additional regional managers, regional sales managers, and revenue management staff. Additional information concerning reimbursements and payments to The Summit Group is discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.
          Repairs and Maintenance
     We incurred $8.8 million in repair and maintenance expenses for the year ended December 31, 2006, and $4.2 million in repair and maintenance expenses for the year ended December 31, 2005. The increase in repair and maintenance expenses during 2006 is due to the large number of properties remodeled during 2006, and because several hotels underwent their regular improvements as requested by the franchisors. During the twelve months ended December 31, 2006, we renovated 3 hotels with each renovation costing less than $500,000, and we renovated 12 hotels with each renovation costing in excess of $500,000. Of these renovations, 5 were due to renovations of acquired properties and 10 were due to franchisor requirements. During the twelve months ended December 31, 2005, we renovated 6 hotels with each renovation costing less than $500,000, and we renovated 4 hotels with each renovation costing in excess of $500,000. Of these renovations, 5 were due to renovations of acquired properties and 5 were due to franchisor requirements.
     Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
      Impairment
     As a result of the Company’s review of the carrying value of our long-term assets in relation to historical results from operations, management deemed that our hotel located in Detroit, Michigan was impaired. Thus, the value was written down to its deemed fair market value determined by reference to the present value of the estimated future cash flow of the property. An impairment loss of $5.3 million was charged to operations in 2005. This property was sold in 2007, so the impairment loss from 2005 and the subsequent gain on the sale of the property are reflected in discontinued operations in the 2007 financial statement presentation. There was no impairment charge taken in fiscal year 2006.

Liquidity and Capital Resources
     Cash Provided by/Used in Operating Activities
     Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members. We anticipate that cash flow from operations will be sufficient to fund these requirements. We maintain a cash reserve to fund anticipated and unanticipated shortfalls in liquidity. The cash reserve balance is reviewed and adjusted on a monthly basis to reflect anticipated decreases in revenues resulting from seasonal fluctuations, declines in revenues resulting from significant events affecting the projected industry revenues, and planned major capital expenditures. We also maintain a $40 million line of credit which may be used to fund acquisition, construction or working capital needs.
     We generated $25.9 million, $24.2 million, and $23.5 million in cash from operating activities during the years ended December 31, 2007, December 31, 2006, and December 31, 2005, respectively. This cash generated from operations was used primarily to provide distributions to the members of $24.8 million, $25.1 million, and $21.6 million during the years ended December 31, 2007, 2006, and 2005, respectively.
     We have historically made monthly Priority Return distributions to Class A and Class A-1 members and plan to continue to do so in the future. In addition, generally during April, July and October, we distribute excess cash resulting from hotel operations to Class A, Class A-1, Class B and Class C members. During the years ended December 31, 2007, December 31, 2006 and 2005, the Company’s average monthly Priority Return distribution was $900,737, $893,128 and $705,842, respectively. During the years ended December 31, 2007, December 31, 2006 and 2005, the Company’s average monthly distribution of excess cash was $1,169,250, $1,202,584 and $1,095,729, respectively. There can be no assurance that we will be able to make the monthly Priority Return or additional distributions in the future. However, based upon current operating conditions, management believes that we will continue such distributions into the foreseeable future.
      Cash Provided by/Used in Investing Activities
     Management periodically reviews our hotel investments to determine whether any assets no longer meet our investment standards, are located in markets in which we no longer desire to own hotels, or no longer complement our core business. In such cases we take steps to dispose of such hotels at commercially reasonable prices and terms. We can provide no assurance that we will be able to complete such dispositions in reasonable time frames or upon reasonable terms.
     Proceeds received from the disposition of hotels are generally reinvested and used to finance additional hotel property purchases or construction of new hotels. During the year ended December 31, 2007, we received $35.6 million of cash from the disposition of hotels and related assets which was used primarily to pay down debt and was reinvested into purchases of land and new furniture or equipment. During the year ended December 31, 2006, we received $8.5 million of cash from the disposition of hotels and related assets which was used primarily to pay down debt and was reinvested into purchases of land and new furniture or equipment. During the year ended December

31, 2005, we received $6.4 million of cash from the disposition of hotels and related assets which was used primarily to pay down debt and was reinvested into purchases of new furniture or equipment.
     Certain of our borrowing arrangements require that we maintain cash reserves for payment of property taxes, insurance and maintenance expenses of our hotels. These restricted funds are for use only at the hotels financed by the respective lender requiring the reserve. As of December 31, 2007, $3.7 million of cash reflected on our balance sheet was classified as restricted, and was not available for other operating purposes. As of December 31, 2006, $3.8 million of cash reflected on our balance sheet was classified as restricted, and was not available for other operating purposes. As of December 31, 2005, $7.1 million of cash reflected on our balance sheet was classified as restricted, and was not available for other operating purposes. The reduction in the restricted cash from December 31, 2005 to December 31, 2006 provided net cash inflow of $3.3 million. The significant decrease in restricted funds was due to the remodeling and renovations performed at several of our hotels during 2006, which were partially funded through these reserves.
      Cash Provided by/Used in Financing Activities
     Purchases of hotels and new hotel construction have historically been funded with a mix of 35%-40% equity, and 60%-65% debt financing. During 2007 we leveraged many of our newly acquired and constructed 3 hotels with 100% financing, causing the leverage on our entire portfolio to increase to approximately 78%.
     Proceeds from the issuance of long-term debt generated $8.8 million in 2007, $13.6 million in 2006, and $2.7 million in 2005. In 2007, these funds were used primarily to pay down short-term notes payable. The funds were used to purchase furniture and equipment in 2006. The loan funds were used to fund the restricted cash account in 2005.
Additional Information Concerning Sources and Uses of Cash
     Major capital improvements on existing hotels and the acquisition or construction of new hotels is funded primarily through financing of hotels with commercial lenders and equity contributions.
     In October 2005, we began a private equity offering exempt from registration requirements pursuant to Section 506 of the Securities Act of 1933. We received and accepted subscriptions from 124 holders for 133.25 Units with gross proceeds of $13.3 million (net proceeds of $12.5 million). All proceeds from the offering were received during 2006. These proceeds were used to acquire hotel properties and land and pay down debt related to land and hotel acquisitions.
     In 2004, we began a private equity offering exempt from registration requirements pursuant to Section 506 of the Securities Act of 1933. We received and accepted subscriptions for 241 Units with gross proceeds of $24.1 million (net proceeds of $22.2 million). The proceeds from the offering were received during 2005. These proceeds were used to acquire land and pay down debt related to land acquisitions.
     Additional information concerning these offerings is discussed in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     In 2006, we obtained a permanent loan with ING Life Insurance and Annuity Company, secured by 9 of our hotels in the amount of $36.6 million. As of December 31, 2007, the outstanding principal balance on this loan was $32.4 million. This loan carries an interest rate of 6.1% and matures July 2012. These proceeds were used to pay down short-term notes payable and refinance long-term debt related to the hotels securing the note.
     In 2005, we obtained a permanent loan with ING Life Insurance and Annuity Company secured by 6 of our hotels in the amount of $34.2 million. As of December 31, 2007, the outstanding principal balance on this loan was $32.2 million. This loan carries an interest rate of 5.6% and matures January 2025, with options for the lender to call the note beginning in 2012 upon six months prior notice. These proceeds were used to pay down short-term notes payable and refinance long-term debt related to the hotels securing the debt.
     We have acquired a considerable number of land and hotel properties during the past three years. The total cost of land and hotel properties acquired that have been financed directly through issuance of debt was $42.3 million in 2007, $30.4 million in 2006, and $81.2 million in 2005. We have also continued to construct new hotels on the land that we have purchased. The total cost of construction in progress that has been financed directly through issuance of debt was $78.8 million in 2007, $12.2 million in 2006, and $2.4 million in 2005. These projects have been funded through several bank loans, including:
•	On March 5, 2007 we entered into agreements with Fortress Credit Corp. for the purpose of financing our equity requirements for the acquisition, development and construction of real estate and hotel properties. The loan is in the amount of $99.7 million. Up to $75.0 million of the loan may be advanced to fund a portion of real estate acquisition and construction costs. The remaining $24.7 million may be advanced to fund interest payments under the loan. As of December 31, 2007, the outstanding principal balance of the loan was $41.0 million. The loan carries a variable interest rate of 30-day LIBOR plus 575 basis points, and matures March 2010 with two one-year maturity date extensions available. Interest is payable monthly, and no principal payments are scheduled. The loan is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries.

•	We entered into agreements securing a $40 million line of credit with First National Bank of Omaha for the purpose of temporarily funding acquisitions and construction of new hotels (“Acquisition Line of Credit”). The Acquisition Line of Credit carries an interest rate at the prime rate less 1/2% for non-real estate secured advances, and at the prime rate less 3/4% for real estate secured advances. The borrowings under the Acquisition Line of Credit are repaid as permanent financing and equity sources for such acquisitions are secured. The outstanding balance on the Acquisition Line of

Credit as of December 31, 2007 was $21.7 million and $7.4 million on December 31, 2006. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00. The Acquisition Line of Credit was amended on October 25, 2007 to extend the termination date to June 24, 2009.
•	In addition, we entered into agreements securing a $50 million credit pool with First National Bank of Omaha for the permanent financing of hotels. Each loan from the credit pool is classified as either a Pool One loan or a Pool Two loan. Loans from Pool One pay interest only for a maximum of two years, and carry an interest rate of LIBOR plus 2.15%. Loans from Pool Two are for a term of five years, and principal and interest payments are based upon a twenty-year amortization schedule. The Pool Two loans carry an interest rate ranging from LIBOR plus 1.75% to LIBOR plus 2.25%, depending upon the Company’s most recent financial performance. Under this arrangement, our hotels can be financed in Pool One for up to two years and then be financed in Pool Two for up to five years. The outstanding balance on the Credit Pool as of December 31, 2007 was $26.5 million and $21.4 million on December 31, 2006. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00.

•	On August 15, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $11,300,000 to fund the land acquisition and hotel construction located in Baton Rouge, LA. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in May 2017. The outstanding balance as of December 31, 2007 was $1.7 million.

•	On April 30, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $9,500,000 to fund the land acquisition on hotel construction located in Denver, CO. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in May 2017. The outstanding balance as of December 31, 2007 was $8.2 million.

•	On December 22, 2006, the Company entered into another two construction loans with ING Investment Management. The loans are for the purpose of refinancing the purchase of real estate and financing the future construction of a hotel located in Ft. Collins, CO. The loan for $2,605,000 has a variable interest rate of 30-day LIBOR plus 180 basis points and a maturity date of January 1, 2009. The loan for $8,320,000 has a fixed rate of 6.34% and a maturity date of July 1, 2012. The amount outstanding on these notes payable was $10.9 million and $.1 million at December 31, 2007 and 2006, respectively.

•	On November 1, 2006, the Company entered into two construction loans with ING Investment Management. The loans are for the purpose of refinancing the purchase of real estate and financing the future construction of a hotel located in Jackson, MS. The loan for $2,105,000 has a variable interest rate of 30-day LIBOR plus 180 basis points and a maturity date of November 1, 2008. The loan for $6,600,000 has a fixed rate of 6.61% and a maturity date of November 1, 2028. The amount outstanding on these notes payable was $7.4 million and $.1 million at December 31, 2007 and 2006, respectively.

•	On July 25, 2006, we secured two construction/semi-permanent loans from M&I Marshall & Ilsley Bank to finance the construction of two hotels in Bloomington, Minnesota. The maximum principal available under the loans is $24.5 million, and the outstanding balance as of December 31, 2007 and 2006 was $22.1 million and $0, respectively. The interest rate is variable, at LIBOR plus 2.55%. Both notes mature in March 2009.

•	In 2005, we obtained a note payable with MetaBank providing the Company with short-term construction financing up to $8,450,000 which expires on April 29, 2008. Interest on unpaid principal is payable monthly at a rate equal to one quarter of one percent below the National Base Rate. The amount outstanding on this note payable was $8.5 million, $6.8 million and $.6 million at December 31, 2007, 2006 and 2005, respectively.

•	In 2005, we also obtained two notes payable with BNC National Bank for short-term construction financing up to $8,245,000. Interest on unpaid principal is payable monthly at a rate equal to one quarter of one percent below the National Base Rate. The note for $7,120,000 matures 72 months after completion of the project, and the note for $1,125,000 matures 12 months after completion of the project. The amount outstanding on these notes payable was $7.3 million, $0.5 million and $0 at December 31, 2007, 2006 and 2005, respectively.
     We have also obtained financing with regional banks, or in connection with a hotel acquisition have assumed the financing, for several of our hotels. As of December 31, 2007, 53.2% of our debt on the hotels carried a fixed interest rate. Certain of these loans may contain provisions requiring maintenance of specific leverage ratios or replacement reserves.
     Due to our significant reliance on financing for the acquisition and construction of hotels, changes in interest rates and underwriting parameters may affect our ability to acquire or build hotels which meet our investment objectives. Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at terms similar to those on credit facilities currently financing our hotels. In addition, as of December 31, 2007, approximately 46.8% of our indebtedness carried variable interest rates which increase or decrease with general interest rates changes.

      Construction and Development Requirements
     We have several properties that are under construction and land that is held for future development and construction. The properties under construction and held for development as of December 31, 2007 are described in the table below:

Location	# Rooms	Franchise	Status	Opening Date (1)
Jackson, MS	100	Residence Inn	Construction Completed	10/07
Ft. Collins, CO	120	Hilton Garden Inn	Construction Completed	09/07
Ft. Worth, TX	105	Hampton Inn & Suites	Construction Completed	11/07
Denver, CO	124	SpringHill Suites	Construction Completed	12/07
Bloomington, MN	113	Cambria Suites	Construction Completed	11/07
Bloomington, MN	146	Hampton Inn & Suites	Construction Completed	09/07
Boise, ID	119	Cambria Suites	Construction Completed	04/07
Baton Rouge, LA (1)(2)	127	Cambria Suites	Under Construction	07/08
San Antonio, TX (2)	126	Cambria Suites	Under Construction	TBD
Houston, TX (1)(2)	118	SpringHill Suites	Under Construction	02/09
Jacksonville, FL(2)	136	Aloft	Future Construction	TBD
Jacksonville, FL(2)	119	TBA	Future Construction	TBD
Flagstaff, AZ (1)(2)	150	Courtyard by Marriott	Future Construction	06/09
Portland, OR (2)	124	Residence Inn	Future Construction	TBD
Portland, OR (2)	136	Hyatt Place	Future Construction	TBD
El Paso, TX (2)	101	Hampton Inn & Suites	Future Construction	TBD
El Paso, TX (2)	121	Courtyard by Marriott	Future Construction	TBD
Ft. Myers, FL (2)	150	Hyatt Place	Future Construction	TBD
Boise, ID(2)	120	Holiday Inn Express &Suites	Future Construction	TBD
Twin Falls, ID(2)	93	Holiday Inn Express & Suites	Future Construction	TBD
Twin Falls, ID(2)	93	Courtyard by Marriott	Future Construction	TBD
Spokane, WA(2)	108	Courtyard by Marriott	Future Construction	TBD
Spokane, WA(2)	108	SpringHill Suites	Future Construction	TBD
Salt Lake City, UT(2)	120	Staybridge Suites	Future Construction	TBD
Salt Lake City, UT(2)	180	Holiday Inn	Future Construction	TBD
Missoula, MT(2)	90	Fairfield Inn & Suites	Future Construction	TBD

(1)	The opening date is estimated and is subject to change.

(2)	Number of units and franchise indicate our plans as of March 19, 2008, which are subject to change.
     The table above does not include renovation or remodeling of hotels, and includes only construction of new hotels. Construction of the Baton Rouge, LA, San Antonio, TX, and Houston, TX hotels will be financed through General Electric Capital Corporation loans. The other hotels to be constructed are expected to be financed through the Acquisition Line of Credit, the Fortress Credit Corp. loan, future loans from other lenders, proceeds received from the sale of a hotel, or equity contributions.
     Due to the rapid pace of construction and acquisition of new hotels, the total amount of our debt is anticipated to increase quickly. Because many of the hotels being financed are under construction, however, they are not generating cash from operations. Most of the loans obtained for the construction of new hotels do not require interest payments, and instead interest is financed through advances on the respective construction loans. Hence, we do not anticipate an increased short-term use of cash to fund financing costs as financing costs will be funded by additional debt. At such time as the construction loans begin amortizing, the respective hotels will be operating and are expected to generate cash from operations to fund debt service.
     We have $35.1 million in outstanding debt maturing during 2008, and have $5.7 million in scheduled principal payments during 2008. Based upon our current level of operations, funds available on our credit pool, and other financing opportunities believed to be available to the Company, management believes that we have sufficient financing sources to meet scheduled maturities, equity distributions, working capital requirements, anticipated capital expenditures, anticipated operational expenses including advertising and marketing, and scheduled interest and principal debt payments for the foreseeable future. However, there is no assurance that we will be able to refinance our indebtedness as it becomes due, and if we are able to secure financing, that it will be on favorable terms. In addition, we cannot provide assurance that our business will continue to generate cash flow at or above historical levels or the projected results will be achieved.
     If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our debt or obtain additional financing. Our ability to make scheduled principal payments, and to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions affecting the hotel industry and to general economic, financial, competitive, and other factors beyond our control.
Recent Developments
      Loans
     On February 29, 2008 we entered into a loan agreement with General Electric Capital Corporation for the purpose of financing the acquisition, development and construction of a hotel in San Antonio, Texas. The loan is in the amount of $11.4 million. The interest rate on the note is a variable rate, at 90-day LIBOR plus 255 basis points, and the note matures in May 2014.

      Acquisitions and Dispositions
     Since December 31, 2007, we have entered into contracts to acquire and dispose of properties. These developments are set forth in the table below.

Location	# Rooms(2)	Franchise(2)	Property Sold/Purchased	Status	Closing Date (1)
Ft. Myers, FL(3)	N/A	N/A	Land	Under Contract to Sell	3/24/08
Spokane, WA	108	Courtyard by Marriott	Land	Under Contract to Purchase	5/15/2008
Spokane, WA	108	SpringHill Suites	Land	Under Contract to Purchase	5/15/2008
Salt Lake City, UT	120	Staybridge Suites	Land	Under Contract to Purchase	4/1/2008
Salt Lake City, UT	180	Holiday Inn	Land	Under Contract to Purchase	4/1/2008
Twin Falls, ID	93	Holiday Inn Express	Land	Under Contract to Purchase	2/29/2008
Twin Falls, ID	93	Courtyard by Marriott	Land	Under Contract to Purchase	6/1/2008
Missoula, MT	100	Fairfield Inn & Suites	Land	Under Contract to Purchase	5/1/2008

(1)	For properties under contract, the closing date is estimated.

(2)	Number of units and franchise indicate our plans as of March 1, 2008, which are subject to change.

(3)	We are selling unneeded vacant land to General Electric.
     The aggregate purchase and construction cost of the properties described in the above table is $98.2 million. The anticipated purchases and construction projects listed above will be financed through the $99.7 million loan with Fortress Credit Corp.; anticipated financing arrangements with General Electric Capital Corporation; the Acquisition line of credit; and the Credit Pool line of credit. The sale price of the one property under contract to be sold is $2.2 million.
Contractual Obligations
     We had the following contractual obligations outstanding as of December 31, 2007 (in millions):

		Due In
		Less Than	Due In	Due In	Due After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$302.4	$40.8	$80.9	$144.5	$36.2
Operating lease obligations	$6.4	$0.2	$0.8	$0.5	$4.9
Other (1)	$34.2	$31.7	$2.5	$0.0	$0.0

Total	$343.0	$72.7	$84.2	$145.0	$41.1

(1)	The line of credit at First National Bank of Omaha had an outstanding balance of $21.6 million as of December 31, 2007. The Company had construction loans with aggregate outstanding balances of $12.6 million as of December 31, 2007. See Item 8. Financial Statements and Supplementary Data — Note 10 to Consolidated Financial Statements.
     As of December 31, 2007, in addition to those properties where construction has already started, the Company has entered into construction contracts to develop and build 3 hotels in Texas and Louisiana for approximately $26.1 million.

     Since December 31, 2007, the Company has entered into agreements to purchase or has purchased real estate in Twin Falls, Idaho (2), Salt Lake City, Utah, Spokane, Washington, and Missoula, Montana, with an aggregate purchase price of $11.9 million. The Company intends to build one hotel on each of the Idaho and Montana sites, and two hotels on the Utah and Washington sites.
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
     As of December 31, 2007, 53.2% of our debt carried fixed interest rates, and 46.8% carried variable interest rates. As of December 31, 2007, our fixed interest rate debt totaled $179.1 million. Our variable interest rate debt totaled $157.5 million as of December 31, 2007, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit. Assuming no increase in the amount of our variable rated debt, if the interest rates on our variable rated debt were to increase by 1.0%, our cash flow would decrease by approximately $1,575,000 per year.
     As of December 31, 2006, a total of $186.8 million of our debt, or 78.7%, carried fixed interest rates. As of December 31, 2006, a total of $50.4 million of our debt, or 21.3%, carried variable interest rates, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit.
     The increase in the level of our variable-rate debt is due to financing of hotels under construction, and due to using short-term financing arrangements to finance acquisitions. These types of loan generally tend to have variable interest rates. In addition, the Company’s use of the Fortress Credit Corp. loan to finance the equity portion of hotel acquisitions, has caused an increase in the use of variable-rate debt instruments in our portfolio. As the hotels that are recently acquired or constructed mature, we anticipate refinancing these hotels with permanent loans. To the extent the Company is able to obtain fixed-rate financing with reasonable terms, the permanent financing will be fixed-rate loans. As the Company continues to acquire and build hotels, however, it anticipates that the debt required will be variable-rate debt until such properties are stabilized, and can be refinanced with appropriate fixed-rate instruments, if available.

     As our debts mature, the financing arrangements which carry fixed interest rates will become subject to interest rate risk. Approximately $35.1 million of the Company’s long-term debt will be due during 2008. Of this amount, $16.9 million carries a fixed interest rate, and $18.2 million carries a variable interest rate. Additional information concerning our fixed- and variable-rate debt is included in Item 8. Financial Statements and Supplementary Data — Note 10 to Consolidated Financial Statements.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Index to the Financial Statements on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9.A. CONTROLS AND PROCEDURES
     Our management conducted an evaluation, under the supervision and with the participation of our principal executive and principal financial officers of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.
     There was no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.
     As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007, is effective.
     The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and acquisitions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company’s financial statements.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
ITEM 9.B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     We are managed by a Board of Managers and a Company Manager. The Company Manager is The Summit Group, Inc., an affiliate of the Company and the Class C Member. Day-to-day operations are managed by the Company Manager, through its executive officers.
     The Board of Managers generally consists of seven Managers appointed as follows: four are appointed by the Class C Member; one member with a significant membership interest in the Company is appointed annually by the Class C Member (“Investor Representative”); one independent Manager (“Independent Manager”) is appointed by the remaining Managers; either one additional Investor Representative is appointed annually by the Class C Member or one additional Independent Manager is appointed by the Class C Member. For these purposes, an Independent Manager may be a member of the Company, but shall not be an employee or officer. Furthermore, an Independent Manager is not necessarily “independent” as defined by securities rules and regulations. Upon a majority vote of the Board of Managers the number of Managers on the Board may be increased to nine seats. In the event the number of seats on the Board of Managers is increased to nine, the additional seats shall consist of one additional person who shall be either an Investor Representative or Independent Manager appointed annually by the Class C Member and one nominee of the Class C Member. Each Manager shall hold office for the term for which he is elected and thereafter until his successor shall have been elected and qualified, or until his earlier death, resignation or removal. Managers are not required to be members of the Company.

     As of March 27, 2008, there is one vacant position on the Board of Managers. This vacancy resulted from the removal of Christopher D. Bills as a Manager on March 3, 2008. This position will be filled by The Summit Group, Inc., the Class C Member, in accordance with the provisions of the Third Amended and Restated Operating Agreement.
     The following sets forth certain information concerning each of our Managers and Executive Officers.
Kerry W. Boekelheide.
     Kerry W. Boekelheide, age 53, has been a Manager of the Company since January 2004 and is an appointee of the Class C Member. He has been the Chief Executive Officer of the Company since April 24, 2006. Mr. Boekelheide is the sole owner of The Summit Group, Inc., and is currently its sole director. The Summit Group, Inc. was formed by Mr. Boekelheide and a partner in 1991. Mr. Boekelheide bought out his partner in 2001. The Summit Group, Inc. is an affiliate of the Company, and prior to the formation of the Company, developed and managed numerous hotels. From 1980 through 1991, Mr. Boekelheide served in management and executive officer positions with several hotel development and management companies.
Daniel P. Hansen.
     Daniel Hansen, age 38, has been a Manager of the Company since October 2005 and is an appointee of the Class C Member. Mr. Hansen was appointed as the Chief Financial Officer of the Company on March 4, 2008. He joined The Summit Group, Inc., in 2003 as Vice President of Investor Relations, and became the Executive Vice President and Chief Development Officer for The Summit Group, Inc., in 2007. In these positions, his primary responsibilities included oversight of investor relations, oversight and coordination of site acquisition, development and construction activities, and general officer oversight responsibilities such as strategic planning for the Company and development and maintenance of franchisor relationship. From 1992 to 2003, Mr. Hansen was a Vice-President and Regional Sales Manager for Merrill Lynch in the Texas Mid South Region which included Texas, Louisiana, Arkansas and Oklahoma. His responsibilities included marketing, training, and client acquisition.
Craig J. Aniszewski.
     Craig Aniszewski, age 45, has been a Manager of the Company since January 2004 and is an appointee of the Class C Member. Mr. Aniszewski joined The Summit Group, Inc., in 1997, as the Vice President of Operations and Development. He became the Executive Vice President and Chief Operating Officer of The Summit Group, Inc. in 2007. His primary responsibility is overseeing the operations of the Company’s hotels. Prior to joining The Summit Group, Mr. Aniszewski worked for Marriott International for thirteen years in several hotel operations supervisory positions.

Thomas E. Pruner.
     Tom Pruner, age 49, has been a Manager of the Company since October 2005 and is an Independent Manager appointed by the Class C Member. He is a partner of Eide Bailly, LLP, a certified public accounting firm located in Sioux Falls, South Dakota. Mr. Pruner was previously a partner of Henry Scholten & Company, LLP for over 24 years, and was head of the firm’s tax department. Henry Scholten merged with Eide Bailly, LLP, during 2007. In addition to being a Certified Public Accountant/Personal Financial Specialist, Mr. Pruner is also a Certified Financial Planner.
Robert G. Pulver.
     Robert G. Pulver, age 58, has been a Manager of the Company since July 2004 and is an Independent Manager appointed by the Managers. He has been the President and Chief Executive Officer of All-State Industries, Inc. since 1974. All-State Industries manufactures rubber products. Mr. Pulver is a Director of West Bancorporation, Inc. [WTBA], a public bank holding company and West Des Moines State Bank. He is a member of the Board of Directors of Blank Children’s Hospital.
Paul A. Schock.
     Paul Schock, age 49, has been a Manager of the Company since July 2004 and is the Investor Representative appointed by the Class C Member. Mr. Schock has been a Director of VeraSun Energy Corporation [VSE] since 2005. He served from 2005 through 2006 as the Vice President of Corporate Development of VeraSun Energy. VeraSun Energy, a public company, is a developer, owner and manager of ethanol manufacturing plants. From 1989 until 2004, Mr. Schock was a founding partner and co-manager of Bluestem Capital Company, a private equity firm based in Sioux Falls, SD, with approximately $150 million in assets under management.
     Of the Company’s Managers, Mr. Schock and Mr. Pulver are considered “independent” as defined by federal securities laws and by the American Stock Exchange listing standards.
     Holders of Class A, Class A-1 and Class B Membership Interests have no right to nominate or vote for the Managers of the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act requires our executive officers and managers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Our officers and managers and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our executive officers, managers and greater than ten percent beneficial owners were satisfied.

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
Corporate Governance
      Executive Officers
     Kerry W. Boekelheide is our Chief Executive Officer, and Daniel P. Hansen is our Chief Financial Officer. The day-to-day responsibilities of these officers are limited as day-to-day operations of the Company are managed by our Company Manager. The primary responsibilities of our Chief Executive Officer include setting Company goals and policies, providing Board support, and general oversight of the operations of the Company. The primary responsibilities of our Chief

Financial Officer include setting financial, accounting and tax policies, and oversight of the financial administration and controls of the Company.
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
     The Audit Committee is currently comprised of Managers Thomas Pruner and Paul Schock. Mr. Pruner is the Audit Committee financial expert, as defined by federal securities laws, but is not considered “independent” as defined by federal securities laws and the American Stock Exchange listing standards. Mr. Schock is considered “independent” as defined by federal securities laws and by the American Stock Exchange listing standards.
     At its July 2007 meeting, the Board of Managers adopted and Amended and Restated Audit Committee Charter. Our Amended and Restated Audit Committee Charter is attached to this annual report as Exhibit 99.2.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Committee Report
     Our executive compensation program is administered under the direction of the Compensation Committee of our Board of Managers. The current members of the Compensation Committee are Kerry W. Boekelheide and Robert Pulver.
     The undersigned members of the Compensation Committee of the Board of Managers of Summit Hotel Properties, LLC submit this report as follows:
     Kerry W. Boekelheide, our Chief Executive Officer, began service on April 24, 2006. Daniel P. Hansen, our Chief Financial Officer, began service on March 4, 2008. Our executive officers and employee-Managers receive no salary or bonus directly from the Company. Their compensation is paid by The Summit Group, Inc. and a portion is reimbursed by us through the management fee, as further described in Item 13. Certain Relationships and Related Transactions, and Director Independence.
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
     Mr. Boekelheide is the Chief Executive Officer of the Company. Furthermore, he is the Chairman of the Board of Directors and sole shareholder of The Summit Group, Inc. Mr. Boekelheide is also a Class A Member of the Company. In addition, Mr. Boekelheide is the President and principal of Summit Real Estate Investments, LLC, which acts as a broker-dealer for the Company’s securities offerings. These relationships and compensation, distributions or other payments received during 2007 as a result of such relationships is disclosed in Item 13. Certain Relationships and Related Transactions, and Director Independence.
     None of our executive officers serves as a director of, or a member of the compensation committee of, any entity that has one or more of its executive officers serving as a member of our Board of Managers or Compensation Committee.

Compensation of Managers
     Members of the Board of Managers who are also employees of the Company or The Summit Group do not receive any compensation for their service as Managers. Managers who are not employees receive an annual Manager fee of $20,000 payable in quarterly installments in cash.
Employment Contracts
     The Company does not have employment contracts with its executive officers, as the individuals who perform the functions of executive officers are employees of The Summit Group.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information with respect to the beneficial ownership of the Company’s Membership Interests, as of December 31, 2007, by:
•	each person who is known by us to be the beneficial owner of 5 percent or more of each Class of the Company’s voting membership interests;

•	each manager, each manager nominee, our executive officers identified in the “Executive Compensation” section below; and

•	all of our managers, manager nominees and executive officers as a group.
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

Certain Beneficial Owners

Name and Address	Percent of
of Beneficial Owner	Class (1)

Class A Interests
Bellevue Partners, L.L.C.	5.36	%(2)
122 S. Phillips Avenue, Suite 300 Sioux Falls, SD 57104

Steven T. Kirby	17.01	%(3)
122 S. Phillips Avenue, Suite 300 Sioux Falls, SD 57104

Bluestem Capital Company	15.40	%(4)
122 S. Phillips Avenue, Suite 300 Sioux Falls, SD 57104

Class A-1 Interests
Bluestem Capital Company	16.90	%(5)
122 S. Phillips Avenue, Suite 300 Sioux Falls, SD 57104

Class C Interests
The Summit Group, Inc.	100.00	%(6)
2701 S. Minnesota Ave., Ste. 6 Sioux Falls, SD 57105
Managers and Executive Officers of the Company

Name	Percent of
of Beneficial Owner	Class (1)

Class A Interests
Kerry W. Boekelheide	8.38	%(7)
Paul A. Schock	14.89	%(8)
Robert G. Pulver	0.14%

All Executive Officers and Managers as a Group (3 persons)	23.41%

Class B Interests
Craig J. Aniszewski	1.05%
Kerry W. Boekelheide	62.63	%(9)
Paul A. Schock	13.92	%(10)

All Executive Officers and Managers as a Group (3 persons)	77.60%

Class C Interests
The Summit Group, Inc.	100.00	%(6)

All Executive Officers and Managers as a Group (1 person)	100.00%

(1)	The Company’s membership interests are presented as percentages of ownership, rather than in shares or units.

(2)	Steven T. Kirby holds sole voting and investment control over Bellevue Partners, LLC.

(3)	Steven T. Kirby may be deemed to be the beneficial owner of Class A interests, including 10.04% of the Class A Interests held by Bluestem Capital Company, L.L.C., in addition to the 5.36% of Class A Interests held by Bellevue Partners, L.L.C., because of his sole voting and investment control over that entity. Mr. Kirby disclaims beneficial ownership of these securities except to the extent of his respective pecuniary interest therein. Voting and investment power for those securities beneficially held by Bluestem Capital Company, LLC is as described in footnote (4). Mr. Kirby holds sole voting and investment power for the remaining 1.7% securities beneficially held.

(4)	Bluestem Capital Company, LLC may be deemed to be the beneficial owner of Class A Interests, including: 3.07% held by Bluestem Capital Partners I, LLC; 5.36% held by Bellevue Partners, LLC; 0.52% held by OSandY Partners, LLC; 0.60% held by Carrier Pasta, LLC; 4.59% held by Bluestem Growth & Income Fund, LLC; and 1.26% held by Bluestem Growth & Income Fund II, LLC. Bluestem Capital Company, LLC disclaims beneficial ownership of these securities except to the extent of its respective pecuniary interest therein. Steven T. Kirby holds sole voting and investment control over Bluestem Capital Company, LLC and each of the entities listed in this footnote (4), except he shares voting and investment power over Carrier Pasta, LLC with John Dennis and Tyler Stowater.

(5)	Bluestem Capital Company may be deemed to be the beneficial owner of Class A-1 interests held by Bluestem Growth & Income Fund II, LLC. Bluestem Capital Company, LLC disclaims beneficial ownership of these securities except to the extent of its respective pecuniary interest therein. Steven T. Kirby holds sole voting and investment power over securities held by Bluestem Growth & Income Funds II, LLC.

(6)	Kerry W. Boekelheide is the sole stockholder of The Summit Group, Inc., and, holds sole investment and voting control over the interests held by The Summit Group, Inc.

(7)	Kerry W. Boekelheide may be deemed to be the beneficial owner of Class A membership interests, including: 2.79% held by TS One, Inc.; 2.19% held by KS Two, Inc.; and 3.13% held by KS Three, Inc. Mr. Boekelheide shares voting and investment power with James P. Koehler over the securities held by KS Two, Inc. and KS Three, Inc. Mr. Boekelheide shares voting and investment power with Gary Tharaldson over the securities held by TS One, Inc. Mr. Boekelheide disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

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
     The reimbursements to The Summit Group for its services as Hotel Manager and as Company Manager during the year ended December 31, 2007 totaled $4,122,048, which was 3.0% of continuing and discontinued operations revenues, $3,988,019 during the year ended December

31, 2006, which was 3.2% of continuing and discontinued operations revenues, and for the year ended December 31, 2005 totaled $2,709,991, which was 2.8% of continuing and discontinued operations revenues. We also reimbursed The Summit Group $637,448, $546,481 and $499,281 for accounting services during the years ended December 31, 2007, 2006, and 2005, respectively.
Membership Interests.
     The Summit Group is the sole Class C Member of the Company. As of December 31, 2007, 2006 and 2005, the Class C Member owned approximately 42.8444%, 42.8444% and 42.3162%, respectively, of the total membership interests of the Company. During the years ended December 31, 2007, 2006 and 2005, The Summit Group received $5,612,615, $5,780,665 and $5,319,822, respectively, in distributions as a result of its Class C interest ownership.
     The Summit Group is a Class B Member of the Company. As of December 31, 2007, 2006, and 2005, it owned 57.56%, 57.56% and 57.8%, respectively, of the Class B membership interests, and this comprised 4.6706%, 4.6706%, and 5.0342%, respectively, of the total membership interests of the Company. The Summit Group received $611,875, $632,801 and $630,763 in the years ended December 31, 2007, 2006 and 2005, respectively, in distributions as a result of its Class B interest ownership.
     The Summit Group’s Sharing Ratio as a result of its combined Class B and Class C membership interests was 47.52 % as of December 31, 2007, and is subject to increase in the event we issue additional membership interests, including as a result of future private offerings or consolidation of additional entities.
     As of December 31, 2007, 2006 and 2005, the Company had Accounts Payable to The Summit Group in the amount of $352,117, $1,678,761 and $1,591,775, respectively, relating to reimbursement of development expenses for 11 acquired properties.
Summit Real Estate Investments, LLC
     Summit Real Estate Investments, LLC (“SREI”) provides brokerage services in connection with sales made under the Company’s private offerings. SREI is 100% owned by Kerry W. Boekelheide, and is managed by its President, Kerry W. Boekelheide. Mr. Boekelheide is a Principal, Executive Officer, and a Manager of the Company. SREI may receive selling commissions no greater than 6% of the gross purchase price per Company membership unit sold by SREI. We have also agreed to pay SREI a 1% placement agent fee on the gross purchase price of Company membership units sold by SREI and/or other broker-dealers contracted by SREI, and an offering expense reimbursement fee of 1% of the gross purchase price per Company membership unit sold by SREI. In the years ended December 31, 2007, 2006 and 2005, we paid SREI a total of $0, $218,500 and $463,760, respectively, in commissions and fees related to sales of Company securities.

Kerry W. Boekelheide
     Kerry W. Boekelheide is the sole voting owner and sole director of The Summit Group. Mr. Boekelheide also is a Class A Member of the Company. As of December 31, 2007, he owned 5.4438% of the Class A Membership Interests, and this comprised 2.5006% of the total membership interests of the Company. During the years ended December 31, 2007, 2006 and 2005, Mr. Boekelheide received $545,655, $557,433 and $582,794, respectively, in distributions as a result of his Class A interest ownership.
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
     All other transactions with related parties are subject to the review and approval of the Company Manager or the Board of Managers, as set forth in the Operating Agreement. Transactions with related parties, except as set forth in the Operating Agreement or otherwise approved by the Board of Managers, are to be based upon terms no worse than those that could be received from an independent third party. The Company believes that no transactions were entered into with related parties between January 1, 2007 and December 31, 2007 that did not comply with the above terms.
Manager Independence
     The Board of Managers currently consists of six Managers, who are: Kerry W. Boekelheide, Craig J. Aniszewski, Daniel P. Hansen, Robert Pulver, Paul A. Schock and Thomas Pruner. The Managers were appointed as follows:
•	The Class C Member is entitled to appoint four Managers — Kerry W. Boekelheide, Craig J. Aniszewski, and Daniel Hansen and currently appointed. The Class C Member is entitled to appoint a Manager to the vacant Manager position.

•	One member with a significant membership interest in the Company is appointed annually by the Class C Member (“Investor Representative”) — Paul A. Schock has been appointed in this position.

•	One independent Manager (“Independent Manager”) is appointed by the Managers — Robert Pulver has been appointed in this position.

•	Either one additional Investor Representative is appointed annually by the Class C Member or one additional Independent Manager is appointed by the Class C Member. The Class C Member appointed an Independent Manager — Thomas Pruner has been appointed to this position.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees and Audit-Related Fees
     Gordon Hughes & Banks, LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2007 and 2006. Aggregate fees paid by the Company for professional services rendered by Gordon Hughes & Banks for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Audit Fees	$89,825	$85,000
Quarterly Reviews	$12,040	$6,000
Audit-Related Fees (1)	$0	$3,500

Total	$101,865	$94,500

(1)	Audit-Related Fees includes fees for services rendered in connection with the filing of the Company’s Form 10 Registration Statement including review of the March 31, 2006 unaudited financial statements included therein.
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
     Our Audit Committee approved all audit and non-audit services provided to us by Gordon Hughes & Banks during the 2007 and 2006 fiscal years.

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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     Financial statements are included herein on pages F-1 — F-25.
     The following Exhibits are filed as part of this annual report:

Exhibit
Number	Description of Exhibit

3.1	Articles of Organization of Summit Hotel Properties, LLC (incorporated by reference to the Registrant’s Registration Statement on Form 10)

3.2	Third Amended and Restated Operating Agreement for Summit Hotel Properties, LLC (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.1	Hotel Management Agreement between Summit Hotel Properties, LLC and The Summit Group, Inc., dated February 11, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.2	First Amendment to Hotel Management Agreement between The Summit Group, Inc. and Summit Hotel Properties, LLC, dated April 24, 2006 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.3	Hotel Management Agreement between The Summit Group, Inc. and Summit Hospitality I, LLC, dated December 20, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.4	First Amendment to Hotel Management Agreement between The Summit Group, Inc. and Summit Hospitality I, LLC, dated December 29, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.5	Second Amendment to Hotel Management Agreement between The Summit Group, Inc. and Summit Hospitality I, LLC, dated December 30, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

Exhibit
Number	Description of Exhibit

10.6	Hotel Management Agreement between The Summit Group, Inc. and Summit Hospitality II, LLC, dated February 18, 2005 (identical in all respects to the Hotel Management Agreements between The Summit Group, Inc., and Summit Hospitality III, LLC, and Summit Hospitality IV, LLC, respectively, except for the parties thereto. Such Hotel Management Agreements have been omitted.) (Incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.7	Hotel Management Agreement between The Summit Group, Inc. and Summit Group of Scottsdale, Arizona, LLC, d/b/a Springhill Suites by Marriott dated July 29, 2003 (identical in all respects to the Hotel Management Agreement between The Summit Group, Inc., and Summit Group of Scottsdale, Arizona, LLC, d/b/a Courtyard by Marriott, dated July 29, 2003, except in the identification of the hotel under management. Such Hotel Management Agreement is omitted.) (Incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.8	Management Agreement between The Summit Group, Inc. and Summit Hospitality V, LLC, dated April 12, 2007

10.9	Managing Dealer Agreement between Summit Hotel Properties, LLC and Summit Real Estate Investments, LLC dated October 31, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.10	Soliciting Dealer Agreement between Summit Hotel Properties, LLC and Summit Real Estate Investments, LLC dated October 31, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.11	Loan Agreement between Summit Hospitality I, LLC and Lehman Brothers Bank, FSB dated December 30, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.12	Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company dated December 23, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.13	Deed of Trust Note between Dana Suites/Bell Hospitality, L.L.C., and Credit Suisse First Boston Mortgage Capital, LLC, dated July 31, 1998 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.14	Deed of Trust, Assignment of Leases and Rents and Security Agreement between Dana Suites/Bell Hospitality, L.L.C., and Credit Suisse First Boston Mortgage Capital, LLC, dated July 31, 1998 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.15	Note and Deed of Trust Assumption Agreement between JP Morgan Chase Bank F/K/A Chase Manhattan Bank, a New York banking corporation, as trustee for the registered holders of Credit Suisse First Boston Mortgage Securities Corp., Commercial Pass-Through Certificates, Series 1999-C1, Dana Suites/Bell Hospitality, L.L.C., and Summit Group of Scottsdale, Arizona, LLC (incorporated by reference to the Registrant’s Registration Statement on Form 10)

Exhibit
Number	Description of Exhibit

10.16	Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated June 24, 2005 (“Credit Pool”) (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.17	First Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, dated November 14, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.18	Second Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, dated April 4, 2006 (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 30, 2007)

10.19	Third Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, dated September 29, 2006 (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 30, 2007)

10.20	Fourth Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, dated October 25, 2007

10.21	Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha dated July 20, 2004 (“Acquisition Line”) (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.22	First Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha dated October 1, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.23	Second Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated June 9, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.24	Third Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated August 24, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.25	Fourth Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated March 1, 2006 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.26	Fifth Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated April 12, 2006 (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 30, 2007)

10.27	Sixth Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated November 7, 2006 (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 30, 2007)

10.28	Seventh Amendment of Loan Agreement between Summit Hotel Properties, LLC, Summit Hospitality V, LLC and First National Bank of Omaha, N.A. dated April 30, 2007 (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on August 14, 2007)

Exhibit
Number	Description of Exhibit

10.29	Eighth Amendment of Loan Agreement between Summit Hotel Properties, LLC, Summit Hospitality V, LLC and First National Bank of Omaha, N.A. dated May 30, 2007 (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on August 14, 2007)

10.30	Ninth Amendment of Loan Agreement between Summit Hotel Properties, LLC, Summit Hospitality V, LLC and First National Bank of Omaha, N.A. dated October 25, 2007

10.31	Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated June 15, 2006 (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10)

10.32	First Modification of Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated April 24, 2007 (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on May 15, 2007)

10.33	Modification of Promissory Note and Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated November 28, 2007

10.34	Loan Agreement between Summit Hotel Properties, LLC and M&I Marshall & Ilsley Bank for loan in the amount of $14,080,000.00, dated July 25, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006)

10.35	Loan Agreement between Summit Hotel Properties, LLC and M&I Marshall & Ilsley Bank for loan in the amount of $10,400,000.00, dated July 25, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006)

10.36	Loan Agreement between Summit Hotel Properties, LLC and Fortress Credit Corp. dated March 5, 2007 for a loan in the amount of $99,700,000 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2007)

10.37	Loan Agreement between Summit Hotel Properties, LLC and General Electric Capital Corporation dated April 30, 2007 for a loan in the amount of $9,500,000 (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on May 15, 2007)

10.38	Loan Agreement between Summit Hotel Properties, LLC and General Electric Capital Corporation dated August 15, 2007 for a loan in the amount of $11,300,000 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007)

10.39	Loan Agreement between Summit Hospitality V, LLC and General Electric Capital Corporation dated December 21, 2007 for a loan in the amount of $10,850,000

10.40	Loan Agreement between Summit Hospitality V, LLC and General Electric Capital Corporation dated February 29, 2008 for a loan in the amount of $11,400,000

14.1	Code of Ethics (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 30, 2007)

Exhibit
Number	Description of Exhibit

21.1	List of Subsidiaries of the Registrant

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer.

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.

99.1	List of hotel properties with operating information

99.2	Amended and Restated Audit Committee Charter adopted in July 2007 (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on August 14, 2007)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, LLC
Date: March 31, 2008	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Chief Executive Officer and Manager

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kerry W. Boekelheide Kerry W. Boekelheide	Chief Executive Officer and Manager	March 31, 2008

/s/ Daniel P. Hansen Daniel P. Hansen	Chief Financial Officer and Manager	March 31, 2008

/s/ Craig J. Aniszewski Craig J. Aniszewski	Manager	March 31, 2008

/s/ Robert Pulver Robert Pulver	Manager	March 31, 2008

/s/ Thomas Pruner Thomas Pruner	Manager	March 31, 2008

/s/ Paul A. Schock Paul A. Schock	Manager	March 31, 2008

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
     The Company did not furnish an annual report or proxy materials to security holders during 2007. The Company does not anticipate furnishing an annual report or proxy materials to security holders subsequent to the filing of this annual report.

SUMMIT HOTEL PROPERTIES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Managers
Summit Hotel Properties, LLC
Sioux Falls, South Dakota
We have audited the accompanying consolidated balance sheets of Summit Hotel Properties, LLC (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in members’ equity and cash flows for the each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Hotel Properties, LLC as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
March 21, 2008

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,776,395	$7,999,443
Restricted cash	2,462,947	2,479,940
Trade receivables	3,192,708	3,151,673
Prepaid expenses and other	1,863,846	1,761,769
Assets held for sale	—	3,110,559

Total current assets	15,295,896	18,503,384

PROPERTY AND EQUIPMENT, NET	426,494,205	331,706,663

OTHER ASSETS
Deferred charges and other assets, net	4,998,923	4,400,900
Restricted cash	1,201,183	1,348,538

Total other assets	6,200,106	5,749,438

TOTAL ASSETS	$447,990,207	$355,959,485

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$40,837,000	$12,030,000
Lines of credit	21,575,864	7,432,397
Notes payable	12,700,557	7,472,868
Accounts payable	4,862,128	1,303,471
Related party accounts payable	1,137,985	2,825,398
Accrued expenses	9,639,577	8,044,929

Total current liabilities	90,753,111	39,109,063

LONG-TERM DEBT, NET OF CURRENT PORTION	261,544,939	210,139,609

COMMITMENTS AND CONTINGENCIES (NOTE 15)

MINORITY INTERESTS	(1,702,732)	(1,511,494)

MEMBERS’ EQUITY
Class A, 1,166.62 units issued and outstanding	82,892,941	88,253,669
Class A-1, 133.25 units issued and outstanding	10,672,761	11,035,274
Class B, 81.36 units issued and outstanding	4,108,213	4,972,353
Class C, 173.60 units issued and outstanding	(279,026)	3,961,011

Total members’ equity	97,394,889	108,222,307

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$447,990,207	$355,959,485

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

REVENUES
Room revenues	$122,659,669	$109,082,334	$79,963,826
Other hotel operations revenues	1,962,157	1,763,255	1,435,802

	124,621,826	110,845,589	81,399,628

COSTS AND EXPENSES
Direct hotel operations	38,632,143	34,620,364	25,187,227
Other hotel operating expenses	13,213,852	11,813,278	9,091,518
General, selling and administrative	23,956,204	19,921,659	14,325,816
Repairs and maintenance	10,872,198	8,818,790	4,245,880
Depreciation and amortization	17,476,264	14,920,523	10,775,573

	104,150,661	90,094,614	63,626,014

INCOME FROM OPERATIONS	20,471,165	20,750,975	17,773,614

OTHER INCOME (EXPENSE)
Interest income	474,890	644,005	310,097
Interest (expense)	(15,372,032)	(12,242,238)	(8,916,542)
Gain (loss) on disposal of assets	(651,195)	(791,694)	(214,351)

	(15,548,337)	(12,389,927)	(8,820,796)

INCOME BEFORE MINORITY INTERESTS	4,922,828	8,361,048	8,952,818

MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED PARTNERSHIPS	777,762	660,904	352,102

INCOME FROM CONTINUING OPERATIONS	4,145,066	7,700,144	8,600,716

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	10,537,033	2,090,316	(4,120,629)

NET INCOME BEFORE INCOME TAXES	14,682,099	9,790,460	4,480,087

STATE INCOME TAX (EXPENSE)	(669,669)	(348,738)	(805,503)

NET INCOME	$14,012,430	$9,441,722	$3,674,584

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$9,012.19	$6,116.61	$2,860.82

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	1,554.83	1,543.62	1,284.45

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	# of Capital
	Units	Class A	Class A-1	Class B	Class C	Total

BALANCES, JANUARY 1, 2005	1,158.91	$84,158,270	$—	$5,850,628	$15,061,498	$105,070,396
Issuance of membership units in conjunction with hotel property purchases	21.67	650,100	—	1,516,900	—	2,167,000
Proceeds from Class A units issued in private placement	241.00	22,178,510	—	—	—	22,178,510
Net Income	—	3,674,584	—	—	—	3,674,584
Distributions to members	—	(15,064,643)	—	(1,234,396)	(5,319,822)	(21,618,861)

BALANCES, DECEMBER 31, 2005	1,421.58	$95,596,821	$—	$6,133,132	$9,741,676	$111,471,629
Proceeds from Class A-1 units issued in private placement	133.25	—	12,457,500	—	—	12,457,500
Net Income	—	9,441,722	—	—	—	9,441,722
Distributions to members	—	(16,784,874)	(1,422,226)	(1,160,779)	(5,780,665)	(25,148,544)

BALANCES, DECEMBER 31, 2006	1,554.83	88,253,669	11,035,274	4,972,353	3,961,011	108,222,307
Net Income	—	11,214,409	1,165,504	259,939	1,372,578	14,012,430
Distributions to members	—	(16,575,137)	(1,528,017)	(1,124,079)	(5,612,615)	(24,839,848)

BALANCES, DECEMBER 31, 2007	1,554.83	$82,892,941	$10,672,761	$4,108,213	$(279,026)	$97,394,889

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

OPERATING ACTIVITIES
Net income	$14,012,430	$9,441,722	$3,674,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,887,126	16,648,183	12,996,068
Minority interests in operations of consolidated partnership	777,762	660,904	352,102
(Gain) loss on disposal of assets	(10,379,556)	(1,239,881)	(292,686)
Loss on impairment of hotel property	—	—	5,282,874
Changes in current assets and liabilities:
Trade receivables	(41,035)	255,083	(1,866,587)
Prepaid expenses and other	(102,077)	(589,289)	(408,158)
Accounts payable and related party accounts payable	1,180,615	(1,439,273)	617,801
Accrued expenses	1,601,614	459,272	3,190,408

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	25,936,879	24,196,721	23,546,406

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(3,841,941)	(3,675,560)	—
Purchases of other property & equipment	(9,465,898)	(9,153,411)	(3,528,355)
Proceeds from asset dispositions, net of closing costs	35,581,012	8,502,709	6,387,313
Restricted cash fundings	164,348	3,311,363	(6,105,401)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	22,437,521	(1,014,899)	(3,246,443)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	8,853,669	13,623,349	2,655,097
Principal payments on long-term debt	(22,932,344)	(4,256,063)	(6,072,361)
Financing fees on long-term debt	(1,277,528)	(682,919)	(1,049,893)
Net change in notes payable	(7,432,397)	(5,089,178)	—
Distributions to members	(24,839,848)	(25,148,544)	(21,618,861)
Distributions to minority interests	(969,000)	(969,000)	(637,500)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(48,597,448)	(22,522,355)	(26,723,518)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(223,048)	659,467	(6,423,555)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,999,443	7,339,976	13,763,531

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,776,395	$7,999,443	$7,339,976

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — PAGE 2
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$15,867,060	$13,137,445	$9,610,126

Cash payments for state income taxes	$356,187	$1,305,895	$149,240

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL INFORMATION:

Acquisitions of hotel properties and land through issuance of capital units	$—	$6,547,500	$3,544,046

Acquisitions of hotel properties and land through issuance of debt	$42,341,906	$30,361,372	$81,170,607

Acquisitions of hotel properties and land financed through like-kind exchange	$—	$2,592,260	$—

Construction in progress financed through related party accounts payable	$690,629	$2,306,235	$1,600,736

Construction in progress financed through issuance of debt	$78,752,652	$12,183,112	$2,422,904

Conversion of notes payable to long-term debt	$—	$17,274,484	$32,400,000

Issuance of long-term debt to refinance existing long-term debt	$3,286,331	$14,425,622	$5,187,653

Conversion of debt to equity	$—	$5,910,000	$20,801,464

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

NOTE 1 — PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Summit Hotel Properties, LLC, “The Company”, (a South Dakota limited liability company) was organized January 8, 2004, and is engaged in the business of developing, owning and operating hotel properties.
The Company has agreements for the use of various trade names, trademarks and service marks which include Carlson Hospitality, Choice Hotels International, US Franchise Systems, Hilton Hotel Corporation, Intercontinental Hotels Group, Hyatt Hotel Corporation and Marriott International. Also owned and operated in the Company is one independent non-franchised hotel. As of December 31, 2007, the Company owned and managed 64 hotels, representing approximately 5,860 rooms located in 19 states. As of December 31, 2006, the Company owned and managed 60 hotels, representing approximately 5,400 rooms located in 20 states. As of December 31, 2005, the Company owned and managed 60 hotels, representing approximately 5,200 rooms located in 21 states. The Company’s hotel properties are located throughout various regions of the United States. Hotels operating in any given region are potentially susceptible to adverse economic and competitive conditions as well as unique trends associated with that particular region. The potential adverse affect of such conditions on the Company’s business, financial position, and results of its operations is mitigated due to the diversified locations of the Company’s properties.
Basis of Presentation and Consolidation
The Company is a 49% owner and the primary beneficiary of Summit Group of Scottsdale, AZ, LLC (“Scottsdale”), which qualifies as a variable interest entity. Accordingly, the financial position and results of operations and cash flows of Scottsdale have been included in the accompanying consolidated financial statements. The entity was formed for the purpose of purchasing two hotel properties in Scottsdale, AZ and its activities primarily relate to owning and operating those two hotel properties. As of December 31, 2007 and for the year then ended, Scottsdale had assets of $21,842,939, liabilities of $15,429,670, revenues of $10,062,022, and expenses of $7,468,129. As of December 31, 2006 and for the year then ended, Scottsdale had assets of $22,397,585, liabilities of $15,609,339, revenues of $9,728,311, and expenses of $7,363,551. As of December 31, 2005 and for the year then ended, Scottsdale had assets of $23,329,101, liabilities of $15,936,745, revenues of $8,824,389 and expenses of $7,065,122. Included in the consolidated assets are assets as of December 31, 2007 totaling $19,974,863 which represent collateral for obligations of Scottsdale. The Company’s maximum exposure to loss is $6,413,269. Apart from that amount, creditors and the beneficial holders of Scottsdale have no recourse to the assets or general credit of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has only one operating segment.
The Company has adopted FIN 46R,“Consolidation of Variable Interest Entities”. Under FIN 46R, variable interest entities (“VIEs”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. In applying FIN 46R, management has utilized available information and reasonable assumptions and estimates in evaluating whether an entity is a VIE and which party is the primary beneficiary. These assumptions and estimates are subjective and the use of different assumptions could result in different conclusions.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

Beginning on October 1, 2004, the Company considered its interest in Summit Group of Scottsdale, AZ, LLC, a VIE in which the Company is the primary beneficiary. As per the provisions of FIN 46R, the Company’s interest in the VIE has been included in the accompanying consolidated financial statements.
The Company is the 100% owner of several special purpose entities which were established due to various lending requirements. These entities include Summit Hospitality I, LLC; Summit Hospitality II, LLC; Summit Hospitality III, LLC; Summit Hospitality IV, LLC; Summit Hospitality V, LLC; and Summit Group of Detroit, MI LLC. All assets, liabilities, revenues, and expenses of these wholly-owned subsidiaries are reflected on the financial statements.
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
The Company reviews the collectibility of the receivables monthly. A provision for losses on receivables is determined on the basis of previous loss experience and current economic conditions. There were no material uncollectible receivables and no allowance for doubtful accounts recorded as of December 31, 2007 and 2006, respectively. The Company incurred bad debt expense of $94,155, $92,680, and $133,398 for 2007, 2006 and 2005, respectively.
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
DECEMBER 31, 2007, 2006 AND 2005

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
Capitalized Development and Interest Costs
The Company capitalizes all hotel development costs and other direct overhead costs related to the purchase and construction of hotels. Additionally, the Company capitalizes the interest costs associated with constructing new hotels. Capitalized development, direct overhead and interest are depreciated over the estimated lives of the respective assets. Organization and start-up costs are expensed as incurred. As of the years ended December 31, 2007, 2006 and 2005 the Company capitalized interest of $4,283,084, $572,938, and $249,314, respectively.
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
DECEMBER 31, 2007, 2006 AND 2005

Income Taxes
Summit Hotel Properties, LLC is a limited liability company and, as such, all federal taxable income of the limited liability company flows through and is taxable to the members of the Company. Accordingly, no provision for federal income taxes has been made in the financial statements for income of the limited liability company.
The Company has elected to pay state income taxes at the Company level in all of the states in which it does business. The Company’s estimated state income tax expenses at current statutory rates were $715,187, $539,460, and $826,743 for the periods ended December 31, 2007, 2006 and 2005, respectively.
Members’ Capital Contributions and Profit and Loss Allocations
The Company is organized as a limited liability company and can issue to its members Class A, Class A-1, Class B and Class C units.
Approximate sharing ratios are as follows:

	2007	2006

Class A	46%	46%
Class A-1	3	3
Class B	8	8
Class C	43	43

	100%	100%

The limited liability company operating agreement provides that net profits are allocated to cover a 10% priority return to Class A members, 8% priority return to Class A-1 members, then the balance is allocated based on ownership of common membership units. Net losses are allocated to members based on ownership of common membership units.
Only Class A and A-1 members contribute capital. These members receive an 8-10% priority return on their capital contributions before distributions to other classes. Class A and A-1 members may also receive additional operating distributions based on their Sharing Ratio. These additional distributions are determined by the managing member and are based on excess cash from operations after normal operating expenses, loan payments, priority distributions, and reserves. Class A and A-1 members have voting rights on creation of new classes of membership, amendments to the Articles of Organization, and dissolution of the company. Class A and A-1 memberships are sold in units of $100,000 each. Class B members do not have voting rights and receive distributions in accordance with their Sharing Ratio after Class A and A-1 members have received their priority return. The Class C member is The Summit Group, Inc. (SGI), a related party. SGI has limited voting rights, in addition to the right to appoint members to the Board. SGI, however, has significant authority to manage the hotel properties and acts as the Company’s Manager. SGI receives distributions in accordance with their Sharing Ratio after Class A and A-1 members have received their priority return.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

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
Advertising and Marketing Costs
The Company expenses all advertising and marketing costs as they are incurred. Total costs for the periods ended December 31, 2007, 2006 and 2005 were $8,647,625, $7,970,223 and $6,586,707, respectively. Of this total cost, $669,491, $635,537 and $532,344 represented general advertising expense for 2007, 2006 and 2005, respectively, and $7,978,134, $7,334,686 and $6,054,363 represented national media fees required by the hotel franchise agreements for 2007, 2006 and 2005, respectively. These costs are reported as components of general, selling and administrative costs in the accompanying consolidated statements of operations.
Sales Taxes
The Company has customers in states and municipalities in which those governmental units impose a sales tax on certain sales. The Company collects those sales taxes from its customers and remits the entire amount to the various governmental units. The Company’s accounting policy is to exclude the tax collected and remitted from revenue and cost of revenue.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

Revenue Recognition
The Company’s hotel revenues are derived from room rentals and other sources, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue, restaurant and bar revenue, and parking and laundry services. The Company recognizes hotel revenue on a daily basis based on an agreed upon daily rate after the guest has stayed at one of its hotels for a day, used its lodging facilities and received related lodging services and amenities. The Company believes that the credit risk with respect to trade receivables is limited, because approximately 90% of the Company’s revenue is related to credit card transactions, which are typically reimbursed within 2-3 days. Reserves for any uncollectible accounts, if material, are established for accounts that age beyond a predetermined acceptable period. The Company had not recorded any such reserves at December 31, 2007 and 2006.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This Statement improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for financial statements for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. Management is still assessing the impact this Statement will have on the consolidated financial statements of the Company once adopted.
In December 2007, the FASB revised Statement of Financial Accounting Standards No. 141R, “Business Combinations”. This Statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective for business combinations which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is still assessing the impact this Statement will have on the consolidated financial statements of the Company once adopted.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

NOTE 2 — PREPAID EXPENSES AND OTHER
Prepaid expenses and other at December 31, 2007 and 2006, are comprised of the following:

	2007	2006

Prepaid insurance expense	$744,832	$666,143
Other prepaid expense	1,119,014	1,095,626

	$1,863,846	$1,761,769

NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment, at December 31, 2007 and 2006, are comprised of the following:

	2007	2006

Land	$85,553,129	$67,446,660
Hotel buildings and improvements	307,688,683	244,108,194
Furniture, fixtures and equipment	56,861,747	35,550,079
Construction in progress	19,523,566	16,801,635

	469,627,125	363,906,568
Less accumulated depreciation	43,132,920	32,199,905

	$426,494,205	$331,706,663

The construction in progress asset accounts consist of 11 hotels under construction which will open in 2008 and 2009. During 2006, the Company purchased land in Flagstaff, AZ for $3,353,000, Baton Rouge, LA for $1,100,000, Jacksonville, FL for $3,500,000 and plans to build hotels on the purchased land. During 2007, the Company purchased land in Houston, TX for $1,864,000, San Antonio, TX for $10,420,000, Portland, OR for $3,650,000, El Paso, TX for $2,614,000 and Ft. Myers, FL for $3,307,500 and plans to build hotels on the purchased land.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

NOTE 4 — ASSETS HELD FOR SALE
As a part of regular policy, the Company periodically reviews hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.
During 2007, the Company completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes are either non-core or no longer complement the business. As of December 31, 2007, the Company had no potential transactions where a probable sale would occur within the next year, so there were no hotels that met the Company’s criteria of held for sale classification. As of December 31, 2006, there was one hotel property in Coeur D’Alene, ID that met the Company’s criteria of held for sale classification. As further discussed in Note 5, the hotel in Coeur D’Alene, ID was sold in 2007.
Assets held for sale at December 31, 2007 and 2006 are comprised of the following:

	2007	2006

Land	$—	$1,048,864
Hotel buildings and improvements	—	2,048,055
Furniture, fixtures and equipment	—	322,834

	—	3,419,753
Less accumulated depreciation	—	309,194

	$—	$3,110,559

NOTE 5 — DISCONTINUED OPERATIONS
The Company has reclassified its consolidated financial statements of operations for the years ended December 31, 2007, 2006 and 2005 and its consolidated balance sheets as of December 31, 2007 and 2006, as a result of implementing SFAS 144 to reflect discontinued operations of twelve consolidated hotel properties sold or to be sold during these periods pursuant to the plan for hotel dispositions. This reclassification has no impact on the Company’s net income or the net income per share. During 2005, the Company sold three hotel properties located in Sturgeon Bay, WI; Pocatello, ID; and Idaho Falls, ID for approximately $6,530,000. During 2006, the Company sold three hotel properties located in Sioux Falls, SD; Bradford, PA; and Jackson, MS for approximately $11,210,000 with net cash proceeds of $8,503,000. During 2007, the Company sold six hotel properties located in Coeur D’Alene, ID; Pueblo, CO; Lincoln, NE; Fenton, MO; and Detroit, MI for approximately $36,095,000.
During 2005, the Company’s property in Detroit, MI was deemed to be impaired and written down to its fair market value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such assets, exceeded their carrying value by $5,282,874. An impairment loss of that amount has been charged to operations in 2005. This property was sold in 2007, so the impairment loss in 2005 and subsequent gain on the sale of the property are reflected in the discontinued operations in 2007.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

Condensed financial information of the results of operations for these hotel properties included in discontinued operations are as follows:

	2007	2006	2005

REVENUES	$10,126,634	$13,521,448	$15,189,623

COSTS AND EXPENSES
Direct hotel operations	3,873,981	5,158,144	5,413,430
Other hotel operating expenses	1,513,382	1,901,468	2,357,682
General, selling and administrative	2,140,864	2,401,667	2,522,356
Repairs and maintenance	629,013	959,740	833,231
Depreciation and amortization	1,410,862	1,727,660	2,220,495

	9,568,102	12,148,679	13,347,194

INCOME FROM OPERATIONS	558,532	1,372,769	1,842,429

OTHER INCOME (EXPENSE)
Interest income	(51,489)	137,002	79,602
Interest (expense)	(955,243)	(1,260,308)	(1,089,127)
State income tax (expense)	(45,518)	(190,722)	(21,240)
Gain (loss) on disposal of assets	11,030,751	2,031,575	350,581
Loss on impairment of hotel property	—	—	(5,282,874)

	9,978,501	717,547	(5,963,058)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$10,537,033	$2,090,316	$(4,120,629)

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
DECEMBER 31, 2007, 2006 AND 2005

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
On May 2, 2007, the Company purchased 2 hotel properties in Irving (Las Colinas), TX, for a combined purchase price of approximately $14,110,000. On June 5, 2007, the Company purchased the Staybridge Suites in Ridgeland, MS, for an approximate price of $9,150,000. Essentially all of the assets purchased were allocated to property and equipment.
The following table illustrates the allocation of the respective purchase prices for each of the aggregated property purchases discussed above during 2007 and 2006:

	2007	2006

Current assets	$—	$—
Property and equipment	23,260,000	26,577,000
Intangible assets	—	—

Total assets acquired	23,260,000	26,577,000

Current liabilities	—	—
Long-term debt	—	—

Total liabilities assumed	—	—

Net assets acquired	$23,260,000	$26,577,000

NOTE 7 — DEFERRED CHARGES AND OTHER ASSETS
Deferred charges and other assets at December 31, 2007 and 2006, are comprised of the following:

	2007	2006

Initial franchise fees	$2,158,416	$1,872,240
Deferred financing costs	4,820,800	3,801,877

	6,979,216	5,674,117
Less accumulated amortization	1,980,293	1,273,217

Total	$4,998,923	$4,400,900

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

Future amortization expense is expected to be approximately:

2008	$915,057
2009	859,913
2010	854,876
2011	753,634
2012	429,854
Thereafter	1,185,589

$4,998,923

NOTE 8 — RESTRICTED CASH

	Property		FF&E
Financing Lender	Taxes	Insurance	Reserves	2007	2006

Wells Fargo (Scottsdale)	$111,096	$172,186	$916,164	$1,199,446	$695,171
Wells Fargo (Lehman)	398,451	551,764	243,656	1,193,871	2,012,803
Financial Federal	363,080	83,473	41,363	487,916	560,884
Capmark (ING)	185,197	—	—	185,197	66,761
Capmark (ING)	577,431	—	—	577,431	492,859
Capmark (ING)	8,872	—	—	8,872	—
Capmark (ING)	11,397	—	—	11,397	—

	$1,655,524	$807,423	$1,201,183	$3,664,130	$3,828,478

The Company has financing arrangements under which an agreed upon percentage of gross income is required to be deposited into a special reserve account for future replacements of furniture, fixtures and equipment. Some financing arrangements also include provisions that restricted cash must be maintained in escrow for property taxes and insurance. Funds may be disbursed from the account upon proof of expenditures and approval from the lender. The Company has planned maintenance activities of approximately $1,900,000 for the year ended December 31, 2008.
NOTE 9 — ACCRUED EXPENSES

	2007	2006

Accrued taxes	$5,071,618	$3,810,350
Accrued salaries and benefits	1,581,180	1,517,101
Accrued interest	1,361,653	901,438
Other accrued expenses	1,625,126	1,816,040

	$9,639,577	$8,044,929

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

NOTE 10 — DEBT OBLIGATIONS
The Company’s debt obligations at December 31, 2007 and 2006 are as follows:

	Interest	Maturity
Payee	Rate	Date	2007	2006

Lehman Brothers Bank	Fixed (5.4025%)	1/11/2012	$82,932,600	$84,758,883

ING Investment Management	Fixed (5.60%)	1/1/2012	32,273,427	33,277,554
	Fixed (6.10%)	7/1/2012	32,415,983	36,205,394
	Fixed (6.61%)	11/1/2013	5,888,393	—
	Fixed (6.34%)	7/1/2012	8,320,000	—

			78,897,803	69,482,948

Financial Federal Savings Bank	Fixed (7.31%)	7/1/2008	15,109,912	15,571,435

Chambers Bank	Fixed (5.8%)	6/24/2008	1,817,611	1,884,041

JP Morgan	Fixed (7.5%)	11/11/2024	14,589,463	14,971,738

US Bank National Association	Variable (6.25% at 12/31/07 and 7.32% at 12/31/06)	10/1/2009	780,196	882,196

MetaBank	Variable (7.25% at 12/31/07 and 8.25% at 12/31/06)	12/1/2010	1,634,169	1,680,552

BNC National Bank	Variable (7.0% at 12/31/07)	11/1/2013	7,120,000	—

M & I Bank	Variable (6.8% at 12/31/07)	3/25/2009	8,931,573	—
		3/25/2009	13,205,354	—

			22,136,927	—

General Electric Capital Corp.	(c) Variable (6.1% at 12/31/07)	11/1/2017	8,162,009	—
		11/1/2018	1,665,133	—

			9,827,142	—

Fortress Credit Corp.	(b) Variable (10.0% at 12/31/07)	3/5/2010	40,998,543	—

First National Bank of Omaha	(a) Variable (6.99% at 12/31/07 and 7.97% at 12/31/06	4/28/2008	18,200,000	14,560,000

First National Bank of Omaha	(a) Variable (6.99% at 12/31/07)	5/1/2009	3,300,000	—

First National Bank of Omaha	(a) Variable (6.62% at 12/31/07)	4/1/2012	5,037,573	—

First National Bank of Omaha	(a) Variable (7.9% at 12/31/06)	7/1/2007	—	6,800,000

Scott Financial Corporation	Variable (8.25% at 12/31/06)	3/1/2014	—	3,306,193
		5/1/2013	—	5,770,200
		6/1/2013	—	2,501,423

			—	11,577,816

Total long-term debt			302,381,939	222,169,609

Less current portion			(40,837,000)	(12,030,000)

Total long-term debt, net of current portion			$261,544,939	$210,139,609

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

(a) The Company has a credit pool agreement with the First National Bank of Omaha providing the Company with medium-term financing up to $50,000,000 on a revolving basis through June 2008. The agreement allows for two-year interest only notes and five-year amortizing notes, for which the term of an individual note can extend beyond the term of the agreement. Interest on unpaid principal is payable monthly at a rate between LIBOR plus 2% and LIBOR plus 2.65%. The amount of credit available on this agreement to the Company was $23,462,427 at December 31, 2007.
(b) On March 5, 2007, the Company closed on a loan with Fortress Credit Corporation to refinance the debt on several construction projects and provide equity for the acquisition, development and construction of additional real estate and hotel properties. The loan is in the amount of $99,700,000. The current balance on this note is approximately $41,000,000 and carries a variable interest rate of 30-day LIBOR plus 575 basis points. The maturity date of the note is March 5, 2010.
(c) On April 30, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $9,500,000 to fund the land acquisition on hotel construction located in Denver, CO. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in November, 2017. The current balance is approximately $8,162,000.
(c) On August 15, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $11,300,000 to fund the land acquisition and hotel construction located in Baton Rouge, LA. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in November, 2018. The current balance is approximately $1,665,000.
Maturities of long-term debt for each of the next five years are estimated as follows:

2008	$40,837,000
2009	32,049,500
2010	48,809,200
2011	6,540,900
2012	137,982,400
Thereafter	36,162,939

$302,381,939

At December 31, 2007 and 2006, the Company owned 64 and 59 properties, respectively, that were pledged as collateral on various credit agreements, as well as accounts receivable and intangible assets. Some of the credit agreements were also guaranteed by the affiliated members of the Company and certain affiliated entities. Significant covenants in the credit agreements require the Company to maintain minimum debt service coverage ratios. The weighted average interest rate for all borrowings was 6.58% and 6.23% at December 31, 2007 and 2006, respectively.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

NOTE 11 — LINES OF CREDIT AND NOTES PAYABLE
The Company has a line-of-credit agreement with the First National Bank of Omaha providing the Company with short-term financing up to $40,000,000 on a revolving basis. Interest on unpaid principal is payable monthly at a rate equal to one-half or three-quarters of one percent below the National Base Rate. The amount of outstanding on this line-of-credit was $21,575,864 and $7,432,397 at December 31, 2007 and 2006, respectively, which also represents the maximum amount of borrowings during the year.
In addition, the Company has a note payable with MetaBank providing the Company with short-term construction financing up to $8,450,000 which expires on April 29, 2008. Interest on unpaid principal is payable monthly at a rate equal to one quarter of one percent below the National Base Rate. The amount outstanding on this note payable was $8,450,000 and $6,789,724 at December 31, 2007 and 2006, respectively.
The Company also has a note payable with BNC National Bank for short-term construction financing up to $1,125,000. Interest on unpaid principal is payable monthly at a rate equal to one quarter of one percent below the National Base Rate and matures 12 months after completion of the project. The amount outstanding on these notes payable was $212,659 and $0 at December 31, 2007 and 2006, respectively.
On November 1, 2006, the Company entered into a construction loan with ING Investment Management. The loan for $2,105,000 has a variable interest rate of 30-day LIBOR plus 180 basis points and a maturity date of November 1, 2008. The amount outstanding on this note payable was $1,471,348 and $100,000 at December 31, 2007 and 2006, respectively.
On December 22, 2006, the Company entered into a construction loan with ING Investment Management. The loan for $2,605,000 has a variable interest rate of 30-day LIBOR plus 180 basis points and a maturity date of January 1, 2009. The amount outstanding on these notes payable was $2,566,550 and $100,000 at December 31, 2007 and 2006, respectively.
NOTE 12 — MEMBERS’ EQUITY
The Company was formed on January 8, 2004. As specified in the Company’s Operating Agreement, the Company has four classes of membership capital units authorized: Class A, A-1, B and C.
On February 13, 2004, the Company acquired seven hotel properties in the southeastern United States. The Company issued Class A units in connection with this business combination.
On March 31, 2004, the Company completed a business combination whereby the assets and liabilities of twenty-two separate legal entities were transferred to the Company in exchange for membership interests in the Company. Each of these previously separate legal entities owned and operated hotel properties located throughout the United States. After March 31, 2004, the Company owned and operated these hotel properties. The capital units of the Company were distributed to the owners of the former entities based upon the fair market value of the respective net asset values of the hotel properties contributed to the Company. The Company issued Class A, B and C units in connection with this transaction. The Company issued 901.41 capital units valued at $90,141,000 for its membership units issued in 2004 in connection with this business combination. See Note 1 for the approximate sharing ratios of the Class A, A-1, B and C members at December 31, 2007 and 2006.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

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
On October 21, 2005, the Company issued a second private placement memorandum (PPM) for the purpose of acquiring additional investors. The PPM offered up to $75,000,000 of Class A-1 membership units. The Class A-1 Units were $100,000 per unit. For the period ended December 31, 2005, no capital contributions had been received by the Company. In 2006, the Company issued 133.25 units in connection with this offering. The Company received proceeds of the offering (net of expenses) of $12,457,500. The offering was closed on July 31, 2006.
NOTE 13 — FRANCHISE AGREEMENTS
The Company operates hotels under franchise agreements with various hotel chains expiring through 2025. The franchise agreements are for 3-20 year terms. Under the franchise agreements, the Company pays royalties of 2.5% to 5.0% of room revenues and national advertising and media fees of 3% to 4% of total room revenues.
For the periods ended December 31, 2007, 2006 and 2005, the Company incurred royalties of $5,852,019, $5,471,425 and $4,183,362, respectively, and advertising and national media fees of $7,978,134, $7,334,686 and $6,054,363, respectively.
The franchise agreements include restrictions on the transfer of the franchise licenses and the sale or lease of the hotel properties without prior written consent of the franchisor.
NOTE 14 — BENEFIT PLANS
The Company has a qualified contributory retirement plan (the Plan), under Section 401(k) of the Internal Revenue Code which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. Discretionary matching Company contributions of $68,543, $49,874 and $38,171 were made in the periods ended December 31, 2007, 2006 and 2005, respectively.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

NOTE 15 — COMMITMENTS AND CONTINGENCIES
The Company leases land for three of its properties under the terms of operating ground lease agreements expiring August 2022, August 2024 and May 2030. The Company has options to renew these leases for periods that range from 5-30 years. Total rent expense for these leases for the periods ended December 31, 2007, 2006 and 2005 was $248,246, $236,875 and $96,145, respectively.
Approximate future minimum rental payments for noncancelable operating leases in excess of one year are as follows:

2008	$238,868
2009	243,920
2010	249,123
2011	254,482
2012	260,001
Thereafter	5,161,653

$6,408,047

The Company has entered into 3 construction contracts totaling approximately $26,100,000 with one contractor to develop hotel properties. The remaining commitment at December 31, 2007 is estimated to be $20,900,000.
The Company has committed to construction of a private access drive to its Portland, OR location for approximately $747,000.
NOTE 16 — RELATED PARTY TRANSACTIONS
Pursuant to a management agreement, The Summit Group, Inc. (a related party through common ownership and management control) provides management and accounting services for the Company. The agreement provides for the Company to reimburse The Summit Group, Inc. for its actual overhead costs and expenses relating to the managing of the hotel properties. At no time will the reimbursed management expenses exceed 4.5% of annual gross revenues. For the periods ended December 31, 2007, 2006 and 2005, the Company paid reimbursed management expenses of $4,122,048, $3,988,019 and $2,709,991, respectively, and reimbursed accounting services of $637,448, $546,481 and $499,281, respectively. At December 31, 2007 and 2006, the Company had accounts payable of $785,868 and $1,146,637, respectively, to The Summit Group, Inc. The Company cannot remove The Summit Group, Inc. as its manager except for cause as specified in the agreement.
As of December 31, 2007 and 2006, the Company had accounts payable to The Summit Group, Inc. for $352,117 and $1,678,761 relating to reimbursement and development expenses for 11 new hotel properties.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

In 2004, the Company issued a private placement memorandum (PPM) for the purpose of acquiring additional investors. Summit Real Estate Investments, LLC (SREI), a related party through common ownership and management control, brokered securities related to the PPM for the company. For the period ended December 31, 2005, capital contributions of $22,178,510 (net of expenses of $1,921,490) was raised with the assistance of SREI. Commission expense paid to SREI for the period ended December 31, 2005 was $463,750.
On October 21, 2005, the Company issued a second private placement memorandum (PPM) for the purpose of acquiring additional investors. The PPM offered up to $75,000,000 of Class A-1 membership units. SREI brokered securities related to the PPM for the Company under the terms of the PPM. For the period ended December 31, 2005, no capital contributions had been received by the Company. For the period ended December 31, 2006, the Company received capital contributions of $12,457,500 (net of expenses of $867,500), under the terms of the PPM with the assistance of SREI. Commission expense paid to SREI for the period ended December 31, 2006 was $218,500.
NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable, and debt obligations. The fair values of cash and cash equivalents, trade receivables, and accounts payable approximate their carrying values due to the short-term nature of these instruments. At December 31, 2007 and 2006, the Company’s long-term debt obligations had a carrying value of $302,381,939 and $222,169,609, respectively, and a fair value, based on current market interest rates of $284,598,550 and $186,808,238, respectively.
NOTE 18 — SUBSEQUENT EVENTS
The Company has entered into a purchase agreement for land in Twin Falls, ID for approximately $1,212,000 with plans to build one hotel on the land in 2008.
The Company has entered into a purchase agreement for land in Salt Lake City, UT for approximately $6,400,000 with plans to build a mixed-use development complex including retail and office space and two hotels to be completed in 2010.
The Company has entered into a purchase agreement for land in Spokane, WA for approximately $1,715,000 with plans to build two hotels on the land in 2008 and 2009.
The Company has signed a sales contract on the additional 2.76 acres of land in Ft. Myers, FL for $2,200,000 and plans to close on the sale in 2008.
The Company has signed a loan agreement for $11,400,000 with GE Commercial Finance for a construction loan for the San Antonio, TX Cambria Suites project. The interest rate is 90 day LIBOR plus 255 basis points and matures in 5 years.
The Company has entered into a purchase agreement for land in Twin Falls, ID for approximately $1,000,000 and plans to build one hotel on the land in 2008.
The Company has entered into a purchase agreement for land in Missoula, MT for approximately $1,579,000 and plans to build one hotel on the land in 2008.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

NOTE 19 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected consolidated quarterly financial data (in thousands, except per unit amounts) for 2007, 2006 and 2005 is summarized below. The sum of the quarterly earnings (loss) per unit amounts may not equal the annual earnings per unit amounts due primarily to changes in the number of common units and common unit equivalents outstanding from quarter to quarter. The matters which affect the comparability of our quarterly results include seasonality and the effects of the significant impairment charge of $5.3 million taken in the 4th quarter of the 2005 fiscal year.

	Three Months Ended
					Year Ended
	3/31	6/30	9/30	12/31	12/31
2007:
Total revenue	$28,320	$31,959	$33,641	$30,702	$124,622
Net income (loss) from continuing operations before minority interests	2,684	830	3,174	(2,435)	4,253
Less minority interests in operations of consolidated partnerships	333	219	(107)	332	777
Net income (loss) from continuing operations	2,351	611	3,281	(2,767)	3,476
Discontinued operations, net of tax	(126)	3,196	1,523	5,944	10,537
Net income (loss)	$2,225	$3,807	$4,804	$3,177	$14,013
Net income (loss) per unit:	$1,431.02	$2,448.50	$3,089.73	$2,043.31	$9,012.19
2006:
Total revenue	$25,863	$28,943	$29,897	$26,143	$110,846
Net income (loss) from continuing operations, before impariment	2,398	2,279	3,261	75	8,013
Less minority interests in operations of consolidated partnerships	221	234	(136)	342	661
Net income (loss) from continuing operations	2,177	2,045	3,397	(267)	7,352
Discontinued operations, net of tax	(63)	2,046	519	(412)	2,090
Net income (loss)	$2,114	$4,091	$3,916	$(679)	$9,442
Net income (loss) per unit:	$1,400.00	$2,631.16	$2,518.60	$(436.70)	$6,116.61
2005:
Total revenue	$16,962	$19,683	$23,317	$21,438	$81,400
Net income (loss) from continuing operations, before impariment	3,020	2,775	3,916	(1,563)	8,148
Less minority interests in operations of consolidated partnerships	150	137	(135)	200	352
Net income (loss) from continuing operations	2,870	2,638	4,051	(1,763)	7,796
Discontinued operations, net of tax	(635)	308	1,178	(4,972)	(4,121)
Net income (loss)	$2,235	$2,946	$5,229	$(6,735)	$3,675
Net income (loss) per unit:	$1,928.25	$2,403.27	$3,864.77	$(4,811.02)	$2,625.17
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005

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

	For the year ended December 31:
	2007	2006	2005

Total revenue	$136,638,460	$125,306,514	$114,363,436
Net income before minority interests	14,040,192	11,680,427	7,034,839
Minority interests in operations of consolidated partnerhips	777,762	660,904	352,102
Net income	$13,262,430	$11,019,523	$6,682,737
Net income per unit:	$8,529.83	$7,138.75	$5,202.80