Form 10-Q
period 2008-03-31
SUMMIT HOTEL PROPERTIES LLC
filed 2008-05-14
CIK 1284609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
☑ Yes          ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes          ☑ No
     The number of Class A Membership Units outstanding as of May 15, 2008, was 1,166.62 and the number of Class A-1 Membership Units outstanding as of May 15, 2008, was 133.25.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2008 AND DECEMBER 31, 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,525,091	$7,776,395
Restricted cash	2,030,693	2,462,947
Trade receivables	4,795,323	3,192,708
Prepaid expenses and other	1,361,945	1,863,846

Total current assets	15,713,052	15,295,896

PROPERTY AND EQUIPMENT, NET	433,222,119	426,494,205

OTHER ASSETS
Deferred charges and other assets, net	4,616,294	4,998,923
Restricted cash	1,438,471	1,201,183

Total other assets	6,054,765	6,200,106

TOTAL ASSETS	$454,989,936	$447,990,207

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$62,974,000	$40,837,000
Lines of credit	22,993,864	21,575,864
Notes payable	13,807,296	12,700,557
Accounts payable	1,589,378	4,862,128
Related party accounts payable	2,502,994	1,137,985
Accrued expenses	10,252,463	9,639,577

Total current liabilities	114,119,995	90,753,111

LONG-TERM DEBT, NET OF CURRENT PORTION	247,094,073	261,544,939

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	(1,458,299)	(1,702,732)

MEMBERS’ EQUITY
Class A, 1,166.62 units issued and outstanding	80,995,068	82,892,941
Class A-1, 133.25 units issued and outstanding	10,409,912	10,672,761
Class B, 81.36 units issued and outstanding	4,108,213	4,108,213
Class C, 173.60 units issued and outstanding	(279,026)	(279,026)

Total members’ equity	95,234,167	97,394,889

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$454,989,936	$447,990,207

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

REVENUES
Room revenues	$34,304,267	$27,774,391
Other hotel operations revenues	581,052	546,080

	34,885,319	28,320,471

COSTS AND EXPENSES
Direct hotel operations	10,641,053	8,494,917
Other hotel operating expenses	3,910,244	2,932,381
General, selling and administrative	6,209,473	4,845,711
Repairs and maintenance	2,780,531	2,514,533
Depreciation and amortization	5,874,772	3,697,235

	29,416,073	22,484,777

INCOME FROM OPERATIONS	5,469,246	5,835,694

OTHER INCOME (EXPENSE)
Interest income	51,971	89,338
Interest (expense)	(4,768,347)	(3,137,007)
Gain (loss) on disposal of assets	(3,964)	(46,110)

	(4,720,340)	(3,093,779)

INCOME BEFORE MINORITY INTERESTS	748,906	2,741,915

MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED PARTNERSHIPS	244,433	333,231

INCOME FROM CONTINUING OPERATIONS	504,473	2,408,684

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(111,224)

NET INCOME BEFORE INCOME TAXES	504,473	2,297,460

STATE INCOME TAX (EXPENSE)	—	(72,426)

NET INCOME	$504,473	$2,225,034

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$324.46	$1,431.05

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	1,554.83	1,554.83

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	# of Capital
	Units	Class A	Class A-1	Class B	Class C	Total

BALANCES, JANUARY 1, 2008	1,554.83	$82,892,941	$10,672,761	$4,108,213	$(279,026)	$97,394,889
Net Income	—	504,473	—	—	—	504,473
Distributions to members	—	(2,402,346)	(262,849)	—	—	(2,665,195)

BALANCES, MARCH 31, 2008	1,554.83	$80,995,068	$10,409,912	$4,108,213	$(279,026)	$95,234,167

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
OPERATING ACTIVITIES
Net income	$504,473	$2,225,034
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,874,772	4,086,706
Minority interests in operations of consolidated partnership	244,433	333,231
(Gain) loss on disposal of assets	3,964	46,110
Changes in current assets and liabilities:
Trade receivables	(1,602,615)	(1,360,225)
Prepaid expenses and other	501,901	686,951
Accounts payable and related party accounts payable	(3,906,543)	779,901
Accrued expenses	612,883	(254,513)

NET CASH PROVIDED BY (USED IN)	2,233,268	6,543,195

OPERATING ACTIVITIES

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	—	—
Purchases of other property & equipment	(3,625,707)	(3,951,202)
Proceeds from asset dispositions, net of closing costs	—	212,030
Restricted cash released (funded)	194,966	1,532,216

NET CASH PROVIDED BY (USED IN)	(3,430,741)	(2,206,956)

INVESTING ACTIVITIES

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	900,000	1,913,669
Principal payments on long-term debt	(1,296,636)	(1,301,466)
Financing fees on long-term debt	(132,390)	(45,511)
Net change in notes payable and line of credit	4,140,390	(2,805,895)
Distributions to members	(2,665,195)	(2,665,195)
Distributions to minority interests	—	—

NET CASH PROVIDED BY (USED IN)	946,169	(4,904,398)

FINANCING ACTIVITIES

NET CHANGE IN CASH AND CASH EQUIVALENTS	(251,304)	(568,159)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	7,776,395	7,999,443

END OF PERIOD	$7,525,091	$7,431,284

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$4,738,348	$3,470,201

Cash payments for state income taxes	$129,322	$142,426

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL INFORMATION:

Acquisitions of hotel properties and land through issuance of debt	$1,212,116	$12,284,570

Construction in progress financed through related party accounts payable	$1,998,802	$1,211,574

Construction in progress financed through issuance of debt	$5,255,003	$16,188,695

Issuance of long-term debt to refinance existing long-term debt	$—	$3,286,331

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on interim periods. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K filing for the year ended December 31, 2007. In management’s opinion, all adjustments made were normal and recurring in nature, and were necessary for a fair statement of the results of the interim period. The December 31, 2007 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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
Fair Value
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted SFAS 157 on January 1, 2008. Management believes that the sections of this Statement that became effective for the first quarter of 2008 will not have a material impact on the consolidated financial statements of the Company.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008
Assets Held for Sale
As a part of regular policy, the Company periodically reviews hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.
During 2007 and the first quarter of 2008, the Company completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes are either non-core or no longer complement the business. As of March 31, 2008, the Company had no potential transactions where a probable sale would occur within the next year, so there were no hotels that met the Company’s criteria for held for sale classification.
Discontinued Operations
In accordance with SFAS No. 144, the Company classifies its condensed consolidated financial statements of operations for the three month periods ended March 31, 2008 and 2007, and its condensed consolidated balance sheet as of March 31, 2008. This presentation reflects discontinued operations of six consolidated hotel properties sold, or to be sold pursuant to the plan for hotel dispositions. This classification has no impact on the Company’s net income or the net income per capital unit. The six hotel properties are located in Coeur D’Alene, ID; Pueblo, CO; Lincoln, NE; two in Fenton, MO; and Detroit, MI. These hotels were sold during 2007 for approximately $36,095,000.
Condensed financial information of the results of operations for these hotel properties included in discontinued operations for the three month periods ended March 31, 2008 and 2007 are as follows:

	2008	2007
REVENUES	$—	$2,899,779

COSTS AND EXPENSES
Direct hotel operations	—	1,072,628
Other hotel operating expenses	—	432,039
General, selling and administrative	—	542,538
Repairs and maintenance	—	234,482
Depreciation and amortization	—	389,471

	—	2,671,158

INCOME FROM OPERATIONS	—	228,621

OTHER INCOME (EXPENSE)
Interest income	—	(6,651)
Interest (expense)	—	(333,194)

	—	(339,845)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$—	$(111,224)

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008
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
During the first quarter of 2008, the Company purchased land in Twin Falls, ID for $1,212,116 and plans to build a hotel on the land in 2008.
Accrued Expenses
Accrued expenses at March 31, 2008 and December 31, 2007 are as follows:

	2008	2007

Accrued taxes	$4,726,948	$5,071,618
Accrued salaries and benefits	1,593,178	1,581,180
Accrued interest	1,300,779	1,361,653
Other accrued expenses	2,631,558	1,625,126

	$10,252,463	$9,639,577

Note Obligations
On February 29, 2008, the Company entered into a loan with General Electric Capital Corporation in the amount of $11,400,000 to fund the land acquisition and hotel construction located in San Antonio, TX. The loan carries a variable interest rate of 90 day LIBOR plus 255 basis points, and matures in May, 2014. The balance at March 31, 2008 is approximately $425,000.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008
Commitments/Agreements
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
     Management has identified 12 hotels that the Company will prepare for sale. There is not a specific time frame in which such hotels will be sold, and contracts for sale will be entered into only if the sale terms are reasonable and provide appropriate investment returns. As of May 5, 2008, the Company has received indications of interest concerning the sale of some of these hotel properties, and potential buyers are performing due diligence on such properties.
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
Results of Operations
     The following discussion presents an analysis of results of our operations for the three months ended March 31, 2008 and March 31, 2007.
     Our operating results declined for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, for two primary reasons. First, we acquired three hotels, completed construction of seven hotels, and made significant renovations to a number of hotels during 2007, causing our depreciation expense to increase significantly. Second, we have experienced increased interest expense due to the financing of the three hotels acquired and seven hotel constructed during 2007. Management anticipates that operating income of the recently-purchased and constructed hotels will increase as the operations of these hotels are stabilized.
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
Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007
     Revenues
     Total revenue for the three months ended March 31, 2008 was $34.9 million, compared to $28.3 million during the three months ended March 31, 2007. This is an increase of 23.2%. The increase was primarily due to the increased number of hotels owned by the Company and RevPAR generated by the Company’s hotels.
     The key indicators for the Company’s hotel performance for the three months ended March 31, 2008 and 2007 are set forth in the following table.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2008	2007	Increase/(Decrease)
All Company Hotels
RevPAR	$64.30	$63.06	$1.24
Average Daily Rate	$102.69	$96.92	$5.77
Occupancy Rate	62.62%	65.06%	(2.44)%
     Management attributes the success in increasing ADR and RevPAR at our hotels to several factors. First, the six hotels we sold during 2007 tended to be hotels with sub-par ADR, compared to the remainder of our portfolio. The hotels acquired and constructed during 2007 tend to command higher room rates, even though the occupancy rates have not yet stabilized at these hotels. Second, we have made focused efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate. Our RevPAR increased due to the significant increase in ADR, despite the decrease in portfolio occupancy rates. The decline in occupancy rates was primarily due to increasing supply in the number of hotel rooms in our markets and because our new properties have not yet stabilized.
     Hotel Operating Expenses
     Our hotel operating expenses increased as a percentage of revenues, and totaled $29.4 million for the three months ended March 31, 2008, which was 84.3% of our total revenues, and

$22.5 million for the three months ended March 31, 2007, which was 79.4% of our total revenues. The increase in the percentage of operating expenses to revenues was largely caused by increased depreciation due to the new hotels opened during the last quarter of 2007. In addition, expenses related to real estate taxes and utilities increased as a percentage of our revenues. Management anticipates that as the revenues of the recently-purchased and constructed hotels stabilizes, fixed costs such as real estate taxes and utilities will decrease as a percentage of revenues. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors.
     Depreciation
     Our depreciation and amortization expenses totaled $5.9 million for the three months ended March 31, 2008, and $3.7 million for the three months ended March 31, 2007. The significant increase in depreciation expense is due to the number of hotels acquired and constructed during 2007, as well as significant renovations that occurred during 2007. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.
           Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the three months ended March 31, 2008, we reimbursed The Summit Group $1,039,851 in hotel management and Company Manager expenses, which was 2.98% of our total revenues from continuing operations. In the three months ended March 31, 2007, we reimbursed The Summit Group $923,124 in hotel management and Company Manager expenses, which was 3.26% of our total revenues from continuing operations.
            Repairs and Maintenance
     We incurred $2.8 million in repair and maintenance expenses for the three months ended March 31, 2008, and $2.5 million in repair and maintenance expenses for the three months ended March 31, 2007. The repair and maintenance expenses during both periods were due to the large number of properties remodeled in early 2007 and 2008, and because several hotels were undergoing their regular improvements as requested by the franchisors. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.

      Net Income
     Net Income for the three months ended March 31, 2008 was $0.5 million compared to $2.2 million for the three months ended March 31, 2007. Income from Continuing Operations decreased from $2.4 million for the three months ended March 31, 2007 to $0.5 million for the three months ended March 31, 2008. We generated Earnings Per Unit of $324 for the three months ended March 31, 2008 and $1,421 for the three months ended March 31, 2007. Despite the decline in Net Income, the Company’s management anticipates that investor distributions will remain stable because the decline in Net Income was primarily caused by a $2.2 million increase in the non-cash depreciation expense. In addition, as revenues stabilize at our newly acquired and constructed hotels, management anticipates that fixed expenses such as real estate taxes and utilities will decrease as a percentage of revenue, thus increasing future Net Income.
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
     We generated $2.2 million in cash from operating activities during the three months ended March 31, 2008, compared to $6.5 million during the three months ended March 31, 2007. This decline in cash generated was largely due to the payment of Accounts Payable and Related Party Accounts Payable. The decrease in these accounts was primarily due to permanent financing of construction-in-progress that had been funded as a Related Party Accounts Payable.
      Cash From Investing Activities
     Certain of our borrowing arrangements require that we maintain cash reserves for payment of property taxes, insurance and maintenance expenses of our hotels. These restricted funds are for use only at the hotels financed by the respective lender requiring the reserve. As of March 31, 2008, $3.5 million of cash on our balance sheet was classified as restricted. We had a net cash inflow of $0.2 million during the three months ended March 31, 2008 due to funds held in restricted cash accounts being released to fund real estate taxes.

      Cash From Financing Activities
     Purchases of hotels and new hotel construction have historically been funded with a mix of 35%-40% equity, and 60%-65% debt financing. In March 2007, however, we entered into a loan agreement with Fortress Credit Corp. in the amount of $99.7 million which is used for the purpose of financing, in the short-term, the equity portion of hotel acquisitions and construction. Newly-constructed hotels do not generate positive cash flows for an average of 36 months from the start of construction. Thus, if investor equity is used to finance construction, these funds do not generate a return for an average of 36 months. The Company is beginning the construction of a large number of hotels. We believe that if investor equity was used to fund a portion of this construction, it would significantly depress the returns to all of our investors. Consequently, we are financing the equity portion of these new construction projects for a period of up to 3 years. This financing has caused our debt-to-asset ratio to increase to 79.1% (based on the asset values reflected on the balance sheet which may not be reflective of current market values). Management anticipates reducing its leverage during 2008 by replacing debt with equity.
     During the three months ended March 31, 2008, we entered into long-term financing arrangements providing $0.9 million of cash to the Company. We paid $1.3 million in principal payments on long-term debt. In addition, during the three months ended March 31, 2008, the Company received financing of $5.3 million for construction activities, and financing of $1.2 million for acquisition of land for development. The financing was primarily from the First National Bank of Omaha line of credit and various other construction notes to pay for land acquisitions and hotel development.
     We have a $40 million line of credit with First National Bank of Omaha for the purpose of temporarily funding acquisitions and construction of new hotels (“Acquisition Line of Credit”). The Acquisition Line of Credit carries an interest rate at the prime rate less 1/2% for non-real estate secured advances, and at the prime rate less 3/4% for real estate secured advances. The borrowings under the Acquisition Line of Credit are repaid as permanent financing and equity sources for such acquisitions are secured. The outstanding balance on the Acquisition Line of Credit as of March 31, 2008 was $23.0 million. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00.
     In addition, we have a $50 million credit pool with First National Bank of Omaha for the permanent financing of hotels. Each loan from the credit pool is classified as either a Pool One loan or a Pool Two loan. Loans from Pool One pay interest only for a maximum of two years, and carry an interest rate of LIBOR plus 2.15%. Loans from Pool Two are for a term of five years, and principal and interest payments are based upon a twenty-year amortization schedule. The Pool Two loans carry an interest rate ranging from LIBOR plus 1.75% to LIBOR plus 2.25%, depending upon the Company’s most recent financial performance. Under this arrangement, our hotels can be financed in Pool One for up to two years and then be financed in Pool Two for up to five years. The outstanding balance on the Credit Pool as of March 31, 2008 was $27.4 million. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00.
     On March 5, 2007 we entered into agreements with Fortress Credit Corp. for the purpose of financing our equity requirements for the acquisition, development and construction of real estate and hotel properties. The loan is in the amount of $99.7 million. Up to $75.0 million of the loan may be advanced to fund a portion of real estate acquisition and construction costs. The remaining $24.7 million may be advanced to fund interest payments under the loan. As of March 31, 2008, the outstanding principal balance of the loan was $42.0 million. The loan carries a variable interest rate of 30-day LIBOR plus 575 basis points, and matures March 2010 with two one-year maturity date extensions available. Interest payments are not paid in cash, but rather are paid through advances on the line of credit. No principal payments are scheduled. The loan is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries.
     On February 29, 2008, the Company entered into a loan with General Electric Capital Corporation in the amount of $11.4 million to fund the land acquisition and hotel construction of a hotel located in San Antonio, TX. The loan carries a variable interest rate of LIBOR plus 255 basis points, and matures in May 2014. The outstanding balance as of March 31, 2008 was $0.4 million.
     On December 20, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $10.85 million to fund the land acquisition and hotel construction of a hotel located in Houston, TX. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in March 2019. The outstanding balance as of March 31, 2008 was $0.1 million.
     On August 15, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $11.3 million to fund the land acquisition and hotel construction located in Baton Rouge, LA. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in May 2017. The outstanding balance as of March 31, 2008 was $4.2 million.
     On April 30, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $9.5 million to fund the land acquisition on hotel construction located in Denver, CO. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in May 2017. The outstanding balance as of March 31, 2008 was $9.4 million.
     On December 22, 2006, the Company entered into two construction loans with ING Investment Management. The loans are for the purpose of refinancing the purchase of real estate and financing the future construction of a hotel located in Ft. Collins, CO. The loan for $2.6 million has a variable interest rate of 30-day LIBOR plus 180 basis points and a maturity date of January 1, 2009. The loan for $8.3 million has a fixed rate of 6.34% and a maturity date of July 1, 2012. The aggregate amount outstanding on these notes payable was $10.7 million as of March 31, 2008.
     On November 1, 2006, the Company entered into two construction loans with ING Investment Management. The loans are for the purpose of refinancing the purchase of real estate and financing the future construction of a hotel located in Jackson, MS. The loan for $2.1 million has a variable interest rate of 30-day LIBOR plus 180 basis points and a maturity date of November 1, 2008. The loan for $6.6 million has a fixed rate of 6.61% and a maturity date of November 1, 2028. The aggregate amount outstanding on these notes payable was $8.2 million as of March 31, 2008.

     On July 25, 2006, we secured two construction/semi-permanent loans from M&I Marshall & Ilsley Bank to finance the construction of two hotels in Bloomington, Minnesota. The maximum principal available under the loans is $24.5 million, and the outstanding balance as of March 31, 2008 was $24.3 million. The interest rate is variable, at LIBOR plus 2.55%. Both notes mature in March 2009.
     In 2005, we obtained a note payable with MetaBank providing the Company with short-term construction financing up to $8.45 million which expires on May 31, 2008. Interest on unpaid principal is payable monthly at a rate equal to one quarter of one percent below the National Base Rate. The amount outstanding on this note payable was $8.5 million on March 31, 2008. Management anticipates that this note will be renewed at maturity.
     In 2005, we also obtained two notes payable with BNC National Bank for short-term construction financing up to $8.25 million. Interest on unpaid principal is payable monthly at a rate equal to one quarter of one percent below the National Base Rate. The note for $7.12 million matures 72 months after completion of the project, and the note for $1.125 million matures 12 months after completion of the project. The amount outstanding on these notes was $8.2 million as of March 31, 2008.
     We have also obtained financing with regional banks, or in connection with a hotel acquisition have assumed the financing, for several of our hotels. Certain of these loans may contain provisions requiring maintenance of specific leverage ratios or replacement reserves. As of March 31, 2008, 51.3% of our debt on the hotels carried a fixed interest rate, which includes outstanding balances on lines of credit.
           Uses of Cash
     Our primary uses of cash are to fund operational expenses, debt service, capital improvements on existing hotels, acquisition or construction of new hotels, and distributions to members. Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members. We anticipate that cash flow from operations will be sufficient to fund these requirements for the foreseeable future. Distributions to members totaled $2.7 million and $2.7 million during the three months ended March 31, 2008 and 2007, respectively.
     Major capital improvements on existing hotels and the acquisition or construction of new hotels is funded primarily through financing of hotels with commercial lenders and equity contributions. Due to the rapid increase in construction of new hotels, the total amount of our debt has increased quickly. Because the hotels being financed are under construction, however, they are not generating cash from operations. Most of the loans obtained for the construction of new hotels do not require interest payments, and instead interest is financed through advances on the respective construction loans. Hence, there have not been significant increases in short-term use of cash to fund financing costs as financing costs have been funded by additional debt. Many of the construction loans for the hotels completed in 2007 have begun amortizing. As these hotels continue to stabilize, their revenues are expected to generate additional cash from operations to fund debt service. During the three months ended March 31, 2008 and 2007, we used debt in the amount of $8.5 million and $29.7 million, respectively, to finance hotel and land acquisitions, construction and development.
           Additional Information Concerning Sources and Uses of Cash
     We have $57.3 million in outstanding debt maturing and approximately $5.7 million in scheduled principal payments during the next twelve months. Based upon our current level of operations, funds available on our credit pool, and other financing opportunities believed to be available to the Company, management believes that we have sufficient financing sources to meet scheduled maturities, equity distributions, working capital requirements, anticipated capital expenditures, anticipated operational expenses including advertising and marketing, scheduled interest and principal debt payments for the foreseeable future. However, there is no assurance that we will be able to refinance our indebtedness as it becomes due, and if we are able to secure financing, that it will be on favorable terms. In addition, we cannot provide assurance that our business will continue to generate cash flow at or above historical levels or the projected results will be achieved.
     If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our debt or obtain additional financing. Our ability to make scheduled principal payments, and to pay interest on or to refinance our indebtedness, depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the hotel industry and to general economic, financial, competitive, and other factors beyond our control.
     We have historically made monthly Priority Return distributions to Class A and Class A-1 members and plan to continue to do so in the future. In addition, generally during April, July and October, we distribute excess cash resulting from hotel operations. During the three months ended March 31, 2008 and 2007, the Company’s average monthly Priority Return distribution was $888,398 and $888,398, respectively. The Company did not make distributions of excess cash during the three months ended March 31, 2008 or 2007. There can be no assurance that we will be able to make the monthly Priority Return or additional distributions in the future. However, based upon current operating conditions, management believes that we will continue such distributions into the foreseeable future.
     Due to our significant reliance on financing for the acquisition and construction of hotels, increases in interest rates may affect our ability to acquire or build hotels which meet our investment objectives. Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at interest rates similar to those on credit facilities currently financing our hotels. In addition, as of March 31, 2008, approximately 48.7% of our indebtedness, including outstanding balances on lines of credit, carried variable interest rates which increase as general interest rates rise. As of March 31, 2007, approximately 29.6% of our indebtedness carried variable interest rates. The increase in the proportion of variable rate debt to fixed rate debt increased due to the increased level of short-term financing used for development and construction activities. Increases in interest rates on permanent loans for our hotels are expected to reduce cash flow from operations. The interest accrued on construction loans generally is capitalized with the cost of construction. Therefore, increased interest rates on these loans are not expected to reduce cash flow in the short term, but may increase the cost of construction.
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
     We have several properties that are under construction and land that is held for future development and construction. The properties under construction and held for development as of March 31, 2008 are described in the table below:

				Acquisition	Opening
Location	# Rooms	Franchise	Status	Date	Date (1)
Baton Rouge, LA (1)(2)	127	Cambria Suites	Under Construction	7/11/06	07/08
San Antonio, TX (1)(2)	126	Cambria Suites	Under Construction	1/22/07	01/09
Houston, TX (1)(2)	118	SpringHill Suites	Under Construction	2/15/07	06/09
Jacksonville, FL(1)(2)	136	Aloft	Under Construction	11/29/06	05/09
Jacksonville, FL(1)(2)	119	TBA	Future Construction	11/29/06	TBD
Flagstaff, AZ (2)	150	Courtyard by Marriott	Future Construction	4/5/06	TBD
Portland, OR (2)(3)	124	Residence Inn	Future Construction	6/13/07	TBD
Portland, OR (2)(3)	136	Hyatt Place	Future Construction	6/13/07	TBD
El Paso, TX (2)	101	Hampton Inn & Suites	Future Construction	7/16/07	TBD
El Paso, TX (2)	121	Courtyard by Marriott	Future Construction	7/16/07	TBD
Ft. Myers, FL (2)	150	Hyatt Place	Future Construction	8/30/07	TBD
Boise, ID(2)	120	Holiday Inn Express &Suites	Future Construction	10/1/04	TBD
Twin Falls, ID(2)	93	Holiday Inn Express & Suites	Future Construction	2/1/08	TBD
San Antonio, TX	TBD	Aloft	Future Construction	1/22/07	TBD
San Antonio, TX	TBD	TBD	Future Construction	1/22/07	TBD

(1)	The opening date is estimated and is subject to change.

(2)	Number of units and franchise indicate our plans as of May 2, 2008, which are subject to change.

(3)	Real estate is subject to a ground lease.
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
Recent Developments
     Acquisitions and Dispositions
     As of March 31, 2008 we have entered into contracts to acquire and dispose of properties. These developments are set forth in the table below.

Location	# Rooms(2)	Franchise(2)	Property Sold/Purchased	Status	Closing Date (1)
Ft. Myers, FL(3)	N/A	N/A	Land	Under Contract to Sell	6/01/08
Spokane, WA	108	Courtyard by Marriott	Land	Under Contract to Purchase	6/15/2008
Spokane, WA	108	SpringHill Suites	Land	Under Contract to Purchase	6/15/2008
Twin Falls, ID	93	Courtyard by Marriott	Land	Under Contract to Purchase	11/1/2008
Missoula, MT	100	Fairfield Inn & Suites	Land	Under Contract to Purchase	7/21/2008

(1)	For properties under contract, the closing date is estimated.

(2)	Number of units and franchise indicate our plans as of May 2, 2008, which are subject to change.

(3)	We are selling unneeded vacant land to General Electric.
     The aggregate purchase and construction cost of the properties described in the above table is $48.1 million. The anticipated purchases and construction projects listed above will be financed through the $99.7 million loan with Fortress Credit Corp.; anticipated financing arrangements with General Electric Capital Corporation; the Acquisition line of credit; and the Credit Pool line of credit. The sale price of the one property under contract to be sold is $2.2 million.
Commitments and Contingencies
     As of March 31, 2008, the Company has entered into construction contracts to develop and build 3 hotels in Texas and Louisiana for approximately $25.7 million.
     Since December 31, 2007, the Company has entered into agreements to purchase or has purchased real estate in Twin Falls, Idaho, Spokane, Washington, and Missoula, Montana, with an aggregate purchase price of $4.2 million. The Company intends to build one hotel on each of the Idaho and Montana sites, and two hotels on the Washington sites.
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
     As of March 31, 2008 and March 31, 2007, 51.3% and 70.4% of our debt carried fixed interest rates, respectively. The increase in the amount of variable rate debt held by the Company is a result of the significant increase in land and hotel development activities, and construction financing incurred by the Company during 2007. Generally, development and construction debt is short-term financing and carries variable rates. Management anticipates increasing the pace of development and construction of new hotel properties. Therefore, it is anticipated that the proportion of variable rate debt to fixed rated debt held by the Company will continue to increase. In addition, as our debts mature, the financing arrangements which carry fixed interest rates will become subject to interest rate risk. As of March 31, 2008, our fixed interest rate debt totaled $177.9 million. Our variable interest rate debt totaled $169.0 million as of March 31, 2008, which included amounts outstanding under our lines of credit and construction loans, and not the total available under the lines of credit and construction loans. Assuming no increase in the amount of our variable rated debt, if the interest rates on our existing variable rated debt were to increase by 1.0%, our cash flow would decrease by approximately $1,690,000 per year. This further assumes that interest payments are regularly due on all of our variable rate debt when, in fact, much of our variable rate debt is for construction of hotels or under the Fortress Credit Corp. line of credit, in which cases interest payments are deferred or capitalized into the cost of the construction project.
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
     There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     The Company’s annual report on Form 10-K filed on or about March 30, 2008 (the “annual report”) sets forth a number of risk factors and other information which should be carefully considered. In addition to the risks described in the annual report, we are subject to a number of other risks and uncertainties which we may not be aware of or which we currently deem to be immaterial to our business operations. If any of such risks or other risks occur, our business, financial condition, operating results and cash flows could be adversely affected. Management does not believe that there are new material risk factors in addition to those set forth in the annual report.
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

SUMMIT HOTEL PROPERTIES, LLC
Date: May 14, 2008	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Chief Executive Officer and Manager

Date: May 14, 2008	By:	/s/ Daniel P. Hansen
Daniel P. Hansen
Chief Financial Officer and Manager

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer.

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.