Form 10-Q
period 2008-09-30
SUMMIT HOTEL PROPERTIES LLC
filed 2008-11-13
CIK 1284609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
     The number of Class A Membership Units outstanding as of November 1, 2008, was 1,166.62 and the number of Class A-1 Membership Units outstanding as of November 1, 2008, was 133.25.

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,173,069	$7,776,395
Restricted cash	2,745,312	2,462,947
Trade receivables	4,333,349	3,192,708
Prepaid expenses and other	959,143	1,863,846

Total current assets	27,210,873	15,295,896

PROPERTY AND EQUIPMENT, NET	437,658,826	426,494,205

OTHER ASSETS
Deferred charges and other assets, net	3,536,696	4,998,923
Restricted cash	2,011,879	1,201,183

Total other assets	5,548,575	6,200,106

TOTAL ASSETS	$470,418,274	$447,990,207

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$44,271,400	$40,837,000
Lines of credit	3,983,660	21,575,864
Notes payable	11,159,900	12,700,557
Accounts payable	2,891,960	4,862,128
Related party accounts payable	3,421,596	1,137,985
Accrued expenses	10,986,913	9,639,577

Total current liabilities	76,715,429	90,753,111

LONG-TERM DEBT, NET OF CURRENT PORTION	297,925,510	261,544,939

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	(1,849,279)	(1,702,732)

MEMBERS’ EQUITY
Class A, 1,166.62 units issued and outstanding	84,081,395	82,892,941
Class A-1, 133.25 units issued and outstanding	10,855,741	10,672,761
Class B, 81.36 units issued and outstanding	3,910,482	4,108,213
Class C, 173.60 units issued and outstanding	(1,221,004)	(279,026)

Total members’ equity	97,626,614	97,394,889

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$470,418,274	$447,990,207

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
REVENUES
Room revenues	$38,094,583	$30,956,853	$105,985,712	$85,983,313
Other hotel operations revenues	635,887	409,922	1,785,499	1,457,197

	38,730,470	31,366,775	107,771,211	87,440,510

COSTS AND EXPENSES
Direct hotel operations	11,339,356	9,190,123	32,093,466	25,787,449
Other hotel operating expenses	4,070,005	3,258,612	11,459,285	8,815,958
General, selling and administrative	6,289,621	5,098,266	18,637,477	15,981,018
Repairs and maintenance	1,353,630	2,483,724	6,534,949	8,489,656
Depreciation and amortization	5,653,943	4,181,614	16,915,013	11,440,199

	28,706,555	24,212,339	85,640,190	70,514,280

INCOME FROM OPERATIONS	10,023,915	7,154,436	22,131,021	16,926,230

OTHER INCOME (EXPENSE)
Interest income	67,739	140,860	161,113	348,685
Interest (expense)	(4,164,380)	(3,749,630)	(13,003,026)	(9,991,185)
Gain (loss) on disposal of assets	(383,340)	(390,774)	(387,304)	(522,808)

	(4,479,981)	(3,999,544)	(13,229,217)	(10,165,308)

INCOME BEFORE MINORITY INTERESTS	5,543,934	3,154,892	8,901,804	6,760,922

MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED PARTNERSHIPS	(157,635)	(107,439)	159,453	445,143

INCOME FROM CONTINUING OPERATIONS	5,701,569	3,262,331	8,742,351	6,315,779

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	7,842,415	1,840,102	9,672,499	5,300,806

NET INCOME BEFORE INCOME TAXES	13,543,984	5,102,433	18,414,850	11,616,585

STATE INCOME TAX (EXPENSE)	(895,700)	(298,092)	(1,204,700)	(780,722)

NET INCOME	$12,648,284	$4,804,341	$17,210,150	$10,835,863

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$8,134.83	$3,089.95	$11,068.83	$6,969.16

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	1,554.83	1,554.83	1,554.83	1,554.83

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	# of Capital
	Units	Class A	Class A-1	Class B	Class C	Total
BALANCES, JANUARY 1, 2008	1,554.83	$82,892,941	$10,672,761	$4,108,213	$(279,026)	$97,394,889

Net Income	—	12,683,282	1,264,826	519,402	2,742,640	17,210,150

Distributions to members	—	(11,494,828)	(1,081,846)	(717,133)	(3,684,618)	(16,978,425)

BALANCES, SEPTEMBER 30, 2008	1,554.83	$84,081,395	$10,855,741	$3,910,482	$(1,221,004)	$97,626,614

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
OPERATING ACTIVITIES
Net income	$17,210,150	$10,835,863
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,418,163	13,409,323
Minority interests in operations of consolidated partnership	159,453	445,143
(Gain) loss on disposal of assets	(8,609,567)	(3,903,242)
Changes in current assets and liabilities:
Trade receivables	(1,140,641)	(2,264,014)
Prepaid expenses and other	904,703	827,666
Accounts payable and related party accounts payable	(2,663,159)	2,211,805
Accrued expenses	1,347,336	1,463,506

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	24,626,438	23,026,050

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(7,290,000)	(1,034,092)
Purchases of other property & equipment	(6,207,620)	(7,857,110)
Proceeds from asset dispositions, net of closing costs	27,775,000	12,853,572
Restricted cash released (funded)	(1,093,061)	102,414

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	13,184,319	4,064,784

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3,737,000	5,213,669
Principal payments on long-term debt	(13,123,821)	(9,507,686)
Financing fees on long-term debt	(327,819)	(472,358)
Net change in notes payable and line of credit	584,982	(4,293,119)
Distributions to members	(16,978,425)	(15,174,426)
Distributions to minority interest	(306,000)	(510,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,414,083)	(24,743,920)

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,396,674	2,346,914

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	7,776,395	7,999,443

END OF PERIOD	$19,173,069	$10,346,357

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash payments for interest	$13,385,605	$11,547,315

Cash payments for state income taxes	$764,913	$384,722

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL INFORMATION:

Acquisitions of hotel properties and land through issuance of debt	$4,647,237	$42,341,906

Construction in progress financed through related party accounts payable	$2,976,602	$1,034,092

Construction in progress financed through issuance of debt	$24,836,712	$65,638,066

Issuance of long-term debt to refinance existing long-term debt	$9,925,237	$3,286,331

Conversion of notes payable to long-term debt	$5,263,260	$—

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
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
Fair Value
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted SFAS 157 on January 1, 2008, and its adoption had a nominal affect on the carrying value of the Company’s assets.
Recent Accounting Pronouncements
In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not anticipate that the adoption of SFAS 162 will materially impact it.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
Assets Held for Sale
As a part of regular policy, the Company periodically reviews hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.
During 2007 and the first nine months of 2008, the Company completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes are either non-core or no longer complement the business. As of September 30, 2008, the Company had no potential transactions where a probable sale would occur within the next year, so there were no hotels that met the Company’s criteria of held for sale classification.
Discontinued Operations
In accordance with SFAS No. 144, the Company classifies its condensed consolidated financial statements of operations for the three and nine month periods ended September 30, 2008 and 2007, and its condensed consolidated balance sheet as of September 30, 2008. This presentation reflects discontinued operations of eleven consolidated hotel properties sold during the period, or to be sold pursuant to the plan for hotel dispositions. This classification has no impact on the Company’s net income or the net income per capital unit. The eleven hotel properties are located in Pueblo, CO; Coeur D’Alene, ID; Lincoln, NE; two in Fenton, MO; Detroit, MI; two in Kennewick, WA; Lewiston, ID; Jackson, MS; and Overland Park, KS. The hotel properties in Pueblo, CO; Coeur D’Alene, ID; Lincoln, NE; two in Fenton, MO; and Detroit, MI were sold during 2007. One hotel property in Kennewick, WA was sold for approximately $4,175,000 during the second quarter of 2008. The Lewiston, ID and Kennewick, WA Comfort Inn hotels were sold for approximately $6,350,000 during the third quarter of 2008. The Jackson, MS and Overland Park, KS hotel properties were sold for approximately $18,050,000 during the third quarter of 2008.
Condensed financial information of the results of operations for these hotel properties included in discontinued operations for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
REVENUES	$185,491	$5,011,468	$4,526,230	$15,162,274

COSTS AND EXPENSES
Direct hotel operations	137,747	1,744,110	1,462,429	5,319,949
Other hotel operating expenses	85,381	591,812	552,840	1,927,176
General, selling and administrative	86,030	787,867	806,190	2,633,885
Repairs and maintenance	9,519	262,081	126,374	849,754
Depreciation and amortization	(5,352)	571,274	503,150	1,969,124

	313,325	3,957,144	3,450,983	12,699,888

INCOME FROM OPERATIONS	(127,834)	1,054,324	1,075,247	2,462,386

OTHER INCOME (EXPENSE)
Interest income	3,134	(10,949)	12,960	(31,500)
Interest (expense)	6,602	(459,815)	(412,579)	(1,556,130)
Gain (loss) on disposal of assets	7,960,513	1,256,542	8,996,871	4,426,050

	7,970,249	785,778	8,597,252	2,838,420

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$7,842,415	$1,840,102	$9,672,499	$5,300,806

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
During the third quarter of 2008, the Company purchased land in Spokane, WA for $1,730,000 and plans to build two hotels on the land in 2009 and 2010. The Company also purchased land in Missoula, MT for $1,379,000 and plans to build a hotel on the land in 2009.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
Accrued Expenses
Accrued expenses at September 30, 2008 and December 31, 2007 are as follows:

	2008	2007
Accrued taxes	$6,445,429	$5,071,618
Accrued salaries and benefits	1,668,481	1,581,180
Accrued interest	1,309,441	1,361,653
Other accrued expenses	1,563,562	1,625,126

	$10,986,913	$9,639,577

Note Obligations
On February 29, 2008, the Company entered into a loan with General Electric Capital Corporation in the amount of $11,400,000 to fund the land acquisition and hotel construction located in San Antonio, TX. The loan carries a variable interest rate of 90 day LIBOR plus 255 basis points, and matures in May, 2014. The balance at September 30, 2008 is approximately $6,454,000.
On July 30, 2008, the Company entered into a loan with Haven Trust Bank in the amount of $13,062,000 to fund the land acquisition and hotel construction located in Jacksonville, FL. The loan carries a variable interest rate of Prime plus 50 basis points and matures July 29, 2013. The balance at September 30, 2008 is zero.
On September 17, 2008, the Company entered into a loan with Compass Bank in the amount of $19,250,000 to fund the land acquisition and hotel construction located in Flagstaff, AZ. The loan carries a variable interest rate of Prime minus 25 basis points and matures May 17, 2018. The balance at September 30, 2008 is zero.
Long-term debt has also increased due to additional advances on the Fortress loan of approximately $14,000,000 since December 31, 2007. The Company has also converted three loans totaling approximately $24,000,000 from the First National Bank of Omaha acquisition line of credit to the First National Bank of Omaha long-term credit pool line.
Commitments and Contingencies
The Company has entered into a purchase agreement for land in Twin Falls, ID for approximately $1,000,000 with plans to build a hotel on the land in 2010.
The Company has entered into a purchase agreement for land in Charlotte, NC for approximately $1,060,000 and plans to build a hotel on the land in 2010.
The Company has entered into a purchase agreement for land in Charlotte, NC for approximately $3,046,000 and plans to build a hotel on the land in 2010.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
The Company has entered into a purchase agreement for land in Charlotte, NC for approximately $3,200,000 and plans to build two hotels on the land in 2010-2011.
The Company has entered into a purchase agreement for land in Cottonwood Canyons, UT for approximately $7,204,000 and plans to build two hotels on the land in 2010.
The Company has entered into 9 construction contracts totaling approximately $92,000,000 with five contractors to develop hotel properties. The remaining commitment is estimated to be $69,000,000.
Subsequent Events
The Company has entered into a purchase agreement for a hotel property in Flagstaff, AZ for approximately $11,000,000 and plans to close the sale on October 30, 2008.
The Company has entered into a purchase agreement for land in Scottsdale, AZ for approximately $3,398,000 and plans to build a hotel on the land in 2011.
On October 1, 2008, the Company entered into a loan with BNC National Bank in the amount of $6,460,000 to fund the land acquisition and hotel construction located in Twin Falls, ID. The loan carries a variable interest rate of Prime minus 25 basis points and matures April 1, 2016.
On October 24, 2008, the Company entered into a loan with Bank of the Cascades in the amount of $13,270,000 to fund the land acquisition and hotel construction of the Residence Inn located in Portland, OR. The loan carries a variable interest rate of Prime, with a floor of 6%, and matures September 30, 2011.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
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
     As of December 31, 2007, management had identified 12 hotels that the Company would prepare for sale. As of October 31, 2008, the Company sold 5 of these hotels. During October 2008, management decided it would be beneficial to retain ownership of 4 of these hotels. There is not a specific time frame in which the remaining 3 hotels will be sold, and contracts for sale will be entered into only if the sale terms are reasonable and provide appropriate investment returns.
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
Results of Operations
     The following discussion presents an analysis of results of our operations for the three and nine months ended September 30, 2008 and September 30, 2007.
     Our operating results improved for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The primary reason for the improvement was due to the increased revenues of the hotels, which caused an increase in Net Income. The increased revenues were due to continuing stabilization of the seven hotels built and three hotels acquired during 2007.
     Our operating results improved for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Revenues increased, and expenses declined as a percentage of revenues during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increased revenues were due to continuing stabilization of the seven hotels built and three hotels acquired during 2007.
     The significant weakening in the United States economy, stock markets, credit markets and consumer confidence has generally caused a decline in both business and leisure travel. As a result, many industry sources have reported that occupancy rates, Average Daily Rates (ADRs) and revenues have declined at hotels throughout the country. We own a number of hotels that have recently opened, been acquired or been remodeled, and thus occupancy rates and ADRs have risen as these hotels have stabilized. Thus, the increase in occupancy rates and ADRs at these stabilizing hotels has generally offset the declining occupancy rates and ADRs at our more mature hotels.
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
Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007
     Revenues
     Total revenue for the three months ended September 30, 2008 was $38.7 million, compared to $31.4 million during the three months ended September 30, 2007. This is an increase of 23.5%. The increase was primarily due to the increased number of hotels owned by the Company and increased RevPAR generated by the Company’s hotels.
     The key indicators for the Company’s hotel performance for the three months ended September 30, 2008 and 2007 are set forth in the following table.

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2008	2007	Increase
All Company Hotels
RevPAR	$75.34	$69.25	$6.09
Average Daily Rate	$104.60	$96.17	$8.43
Occupancy Rate	72.03%	72.01%	0.02%
     Management attributes the success in increasing ADR and RevPAR at our hotels to several factors. First, the six hotels we sold during 2007 and five hotels sold during 2008 tended to be hotels with sub-par ADR, compared to the remainder of our portfolio. Generally, the hotels acquired and constructed during 2007 tend to command higher room rates, and occupancy rates are beginning to stablize at these hotels. Second, we have made focused efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rates. Our RevPAR increased due to the significant increase in ADR, and the stability in occupancy rates. Although the hotel industry experienced decreased occupancy rates during 2008, our portfolio occupancy rates increased due to continuing stabilization of our new properties.
      Hotel Operating Expenses
     Our hotel operating expenses decreased as a percentage of revenues, and totaled $28.7 million for the three months ended September 30, 2008, which was 74.1% of our total revenues, compared to $24.2 million for the three months ended September 30, 2007, which was 77.2% of our total revenues. The significant decrease in the percentage of operating expenses to revenues was largely because repairs and maintenance expense, which includes uncapitalized renovation expenses, was lower due to fewer renovations at our hotels during the three month period ended September 30, 2008. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors.
          Depreciation
     Our depreciation and amortization expenses totaled $5.7 million for the three months ended September 30, 2008, and $4.2 million for the three months ended September 30, 2007. The significant increase in depreciation expense is due to the number of hotels acquired and constructed during 2007, as well as significant renovations that occurred during 2007. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.
          Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the three months ended September 30, 2008, we reimbursed The Summit Group $904,874 in hotel management and Company Manager expenses, which was 2.3% of our total revenues, from continuing and discontinued operations. In the three months ended September 30, 2007, we reimbursed The Summit Group $824,086 in hotel management and Company Manager expenses, which was 2.3% of our total revenues, from continuing and discontinued operations.
          Repairs and Maintenance
     We incurred $1.4 million in repair and maintenance expenses for the three months ended September 30, 2008, and $2.5 million in repair and maintenance expenses for the three months ended September 30, 2007. The repair and maintenance expenses, which include uncapitalized renovation expenses, declined because fewer properties were remodeled in 2008 than in 2007. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
     Income From Continuing Operations
     Income from Continuing Operations increased from $3.3 million for the three months ended September 30, 2007 to $5.7 million for the three months ended September 30, 2008. We generated Earnings Per Unit of $8,135 for the three months ended September 30, 2008 and $3,090 for the three months ended September 30, 2007.
     Income From Discontinued Operations
     Income From Discontinued Operations was $1.8 million for the three months ended September 30, 2007 primarily due to gain on sale from one hotel during the third quarter of 2007. Income From Discontinued Operations was $7.8 million for the three months ended September 30, 2008 primarily due to the gain on sale of four hotels during the third quarter of 2008.
Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007
     Revenues
     Total revenues for the nine months ended September 30, 2008 was $107.8 million, compared to $87.4 million during the nine months ended September 30, 2007. This is an increase of 23.3%. The increase was primarily due to the increased number of hotels owned by the Company and increased RevPAR generated by the Company’s hotels.
     The key indicators for the Company’s hotel performance for the nine months ended September 30, 2008 and 2007 are set forth in the following table.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2007	Increase/(Decrease)
All Company Hotels
RevPAR	$70.22	$66.67	$3.55
Average Daily Rate	$102.55	$96.07	$6.48
Occupancy Rate	68.47%	69.39%	(0.92%)
     Management attributes the success in increasing ADR and RevPAR at our hotels to several factors. First, the six hotels we sold during 2007 and the five hotels we sold during 2008 tended to be hotels with sub-par ADR, compared to the remainder of our portfolio. Generally, the hotels acquired and constructed during 2007 tend to command higher room rates. Second, we have made focused efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate. Our RevPAR increased due to the significant increase in ADR, despite the slight decrease in portfolio occupancy rates. The decline in occupancy rates was primarily due to declines in industry and portfolio occupancy rates and because our new properties are in the process of revenue stabilization during the first nine months of 2008.
     Hotel Operating Expenses
     Our hotel operating expenses declined as a percentage of revenues, and totaled $85.6 million for the nine months ended September 30, 2008, which was 79.5% of our total revenues, and $70.5 million for the nine months ended September 30, 2007, which was 80.6% of our total revenues. The decrease in the percentage of operating expenses to revenues was largely because as the revenues of the recently-purchased and constructed hotels stabilize, fixed costs such as advertising, legal and management expenses decrease as a percentage of revenues. Repairs and maintenance expense, which includes uncapitalized renovation expenses, was also lower due to fewer renovations at our hotels during the nine month period ended September 30, 2008. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors.
          Depreciation
     Our depreciation and amortization expenses totaled $16.9 million for the nine months ended September 30, 2008, and $11.4 million for the nine months ended September 30, 2007. The significant increase in depreciation expense is due to the number of hotels acquired and constructed during 2007, as well as significant renovations that occurred during 2007. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.
          Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the nine months ended September 30, 2008, we reimbursed The Summit Group $2,975,395 in hotel management and Company Manager expenses, which was 2.6% of our total revenues, from continuing and discontinued operations. In the nine months ended September 30, 2007, we reimbursed The Summit Group $2,949,068 in hotel management and Company Manager expenses, which was 2.9% of our total revenues, from continuing and discontinued operations. The decline is because The Summit Group, Inc.’s management expenses are driven somewhat by the number of hotels owned, not the revenues generated by hotel. Therefore, as the Company has disposed of properties with lower revenues, and acquired and constructed properties which generate higher levels of revenues, the management expenses have declined as a percentage of revenues.

          Repairs and Maintenance
     We incurred $6.5 million in repair and maintenance expenses for the nine months ended September 30, 2008, and $8.5 million in repair and maintenance expenses for the nine months ended September 30, 2007. The repair and maintenance expenses, which includes uncapitalized renovation expenses, declined because fewer properties were remodeled in 2008 than in 2007. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
     Income From Continuing Operations
     Income from Continuing Operations increased 38% to $8.7 million for the nine months ended September 30, 2008, compared to $6.3 million for the nine months ended September 30, 2007. We generated Earnings Per Unit of $11,069 for the nine months ended September 30, 2008 and $6,969 for the nine months ended September 30, 2007.
     Income From Discontinued Operations
     Income From Discontinued Operations was $5.3 million for the nine months ended September 30, 2007 primarily due to the gain on sale from four hotels during the first three quarters of 2007. Income From Discontinued Operations was $9.7 million for the nine months ended September 30, 2008 primarily due to the gain on sale from one hotel during the second quarter of 2008 and four hotels during the third quarter of 2008.
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

     We generated $24.6 million in cash from operating activities during the nine months ended September 30, 2008, compared to $23.0 million during the nine months ended September 30, 2007. This increase in cash generated was largely due to the increased revenue and net income from continuing operations.
     Cash From Investing Activities
     Proceeds from asset dispositions are the result of five hotels sold during the first nine months of 2008 and six hotels sold during the first nine months of 2007.
     Certain of our borrowing arrangements require that we maintain cash reserves for payment of property taxes, insurance and maintenance expenses of our hotels. These restricted funds are for use only at the hotels financed by the respective lender requiring the reserve. As of September 30, 2008, $4.8 million of cash on our balance sheet was classified as restricted. We had a net cash outflow of $1.1 million during the nine months ended September 30, 2008 due to accumulation of funds held in restricted cash accounts.
     Cash From Financing Activities
     Purchases of hotels and new hotel construction have historically been funded with a mix of 35%-40% equity, and 60%-65% debt financing. In March 2007, however, we entered into a loan agreement with Fortress Credit Corp. in the amount of $99.7 million which is used for the purpose of financing, in the short-term, the equity portion of hotel acquisitions and construction. Newly-constructed hotels do not generate positive cash flows for an average of 36 months from the start of construction. Thus, if investor equity is used to finance construction, these funds do not generate a return for an average of 36 months. The Company is beginning the construction of a large number of hotels. We believe that if investor equity was used to fund a portion of this construction, it would significantly depress the returns to all of our investors. Consequently, we are financing the equity portion of these new construction projects for a period of up to 3 years. This financing has caused our ratio of total liabilities to total assets to increase to 79.64% (based on the asset values reflected on the balance sheet which may not be reflective of current market values). Management anticipates reducing its leverage during 2008 by replacing debt with equity.
     During the nine months ended September 30, 2008, we entered into long-term financing arrangements providing $3.7 million of cash to the Company. We paid $13.1 million in principal payments on long-term debt. In addition, during the nine months ended September 30, 2008, the Company received financing of $25.4 million for construction activities, and financing of $4.6 million for acquisition of land for development. The financing was primarily from the First National Bank of Omaha line of credit and various other construction notes to pay for land acquisitions and hotel development.
     We have a $40 million line of credit with First National Bank of Omaha for the purpose of temporarily funding acquisitions and construction of new hotels (“Acquisition Line of Credit”). The Acquisition Line of Credit carries an interest rate at the prime rate less 1/2% for non-real estate secured advances, and at the prime rate less 3/4% for real estate secured advances. The borrowings under the Acquisition Line of Credit are repaid as permanent financing and equity sources for such acquisitions are secured. The outstanding balance on the Acquisition Line of Credit as of September 30, 2008 was $4.0 million. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00.
     In addition, we have a $50 million credit pool with First National Bank of Omaha for the permanent financing of hotels. Each loan from the credit pool is classified as either a Pool One loan or a Pool Two loan. Loans from Pool One pay interest only for a maximum of two years, and carry an interest rate of LIBOR plus 2.15%. Loans from Pool Two are for a term of five years, and principal and interest payments are based upon a twenty-year amortization schedule. The Pool Two loans carry an interest rate ranging from LIBOR plus 1.75% to LIBOR plus 2.25%, depending upon the Company’s most recent financial performance. Under this arrangement, our hotels can be financed in Pool One for up to two years and then be financed in Pool Two for up to five years. The outstanding balance on the Credit Pool as of September 30, 2008 was $44.4 million. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00.
     On March 5, 2007 we entered into agreements with Fortress Credit Corp. for the purpose of financing our equity requirements for the acquisition, development and construction of real estate and hotel properties. The loan is in the amount of $99.7 million. Up to $75.0 million of the loan may be advanced to fund a portion of real estate acquisition and construction costs. The remaining $24.7 million may be advanced to fund interest payments under the loan. As of September 30, 2008, the outstanding principal balance of the loan was $54.7 million. The loan carries a variable interest rate of 30-day LIBOR plus 575 basis points, and matures March 2010 with two one-year maturity date extensions available. Interest payments are not paid in cash, but rather are paid through advances on the line of credit. No principal payments are scheduled. The loan is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries.
          On February 29, 2008, the Company entered into a loan with General Electric Capital Corporation in the amount of $11.4 million to fund the land acquisition and hotel construction of a hotel located in San Antonio, TX. The loan carries a variable interest rate of LIBOR plus 255 basis points, and matures in five years after completion of construction of the hotel. The outstanding principal balance as of September 30, 2008 was $6.5 million.
          On December 20, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $10.85 million to fund the land acquisition and hotel construction of a hotel located in Houston, TX. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in March 2019. The outstanding principal balance as of September 30, 2008 was $0.1 million.
          On August 15, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $11.3 million to fund the land acquisition and hotel construction located in Baton Rouge, LA. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures ten years after completion of construction of the hotel. The outstanding principal balance as of September 30, 2008 was $9.4 million.

          On April 30, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $9.5 million to fund the land acquisition on hotel construction located in Denver, CO. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in May 2017. The outstanding principal balance as of September 30, 2008 was $9.4 million.
          On July 31, 2008, the Company entered into a loan with Haven Trust Bank in the amount of $13.1 million to fund the land acquisition and hotel construction of a hotel located in Jacksonville, Florida. The loan carries a variable interest rate of the prime rate plus 50 basis points, and matures in July 2013. The outstanding principal balance as of September 30, 2008 was $0.
          On September 17, 2008, the Company entered into a loan with Compass Bank in the amount of $19.3 million to fund the construction of a hotel located in Flagstaff, Arizona. The loan carried a variable rate of the prime rate minus 25 basis points, and matures in May 2018. The outstanding principal balance as of September 30, 2008 was $0.
     Additional loans financing our existing hotels, as well as financing hotels under construction or in development are described in our Annual Report on Form 10-K. We have also obtained financing with regional banks, or in connection with a hotel acquisition have assumed the financing, for several of our hotels. Certain of these loans may contain provisions requiring maintenance of specific leverage ratios or replacement reserves. As of September 30, 2008, 45.0% of our debt on the hotels carried a fixed interest rate, which includes outstanding balances on lines of credit.
          Uses of Cash
     Our primary uses of cash are to fund operational expenses, debt service, capital improvements on existing hotels, acquisition or construction of new hotels, and distributions to members. Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members. We anticipate that cash flow from operations will be sufficient to fund these requirements for the foreseeable future. Distributions to members totaled $16.98 million and $15.17 million during the nine months ended September 30, 2008 and 2007, respectively.
     Major capital improvements on existing hotels and the acquisition or construction of new hotels is funded primarily through financing of hotels with commercial lenders and equity contributions. Due to the rapid increase in construction of new hotels, the total amount of our debt has increased quickly. Because the hotels being financed are under construction, however, they are not generating cash from operations. Most of the loans obtained for the construction of new hotels do not require interest payments, and instead interest is financed through advances on the respective construction loans. Hence, there have not been significant increases in short-term use of cash to fund financing costs as financing costs have been funded by additional debt. Many of the construction loans for the hotels completed in 2007 have begun amortizing. As these hotels continue to stabilize, their revenues are expected to generate additional cash from operations to fund debt service. During the nine months ended September 30, 2008 and 2007, we used debt in the amount of $29.4 million and $107.9 million, respectively, to finance hotel and land acquisitions, construction and development.

          Additional Information Concerning Sources and Uses of Cash
     We have $39.0 million in outstanding debt maturing and approximately $5.3 million in scheduled principal payments during the next twelve months. Based upon our current level of operations, funds available on our credit pool, and other financing opportunities believed to be available to the Company, management believes that we have sufficient financing sources to meet scheduled maturities, equity distributions, working capital requirements, anticipated capital expenditures, anticipated operational expenses including advertising and marketing, scheduled interest and principal debt payments for the foreseeable future. However, there is no assurance that we will be able to refinance our indebtedness as it becomes due, and if we are able to secure financing, that it will be on favorable terms. In addition, we cannot provide assurance that our business will continue to generate cash flow at or above historical levels or the projected results will be achieved.
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
     We have historically made monthly Priority Return distributions to Class A and Class A-1 members and plan to continue to do so in the future. In addition, typically two to three times per year, we distribute excess cash resulting from hotel operations. During the three months ended September 30, 2008 and 2007, the Company’s average monthly Priority Return distribution was $908,140 and $908,140, respectively. The Company made distributions of excess cash to the Class A and Class A-1 members during the three months ended September 30, 2008 and 2007 of $2.94 million and $2.45 million, respectively. There can be no assurance that we will be able to make the monthly Priority Return or additional distributions in the future. However, based upon current operating conditions, management believes that we will continue such distributions into the foreseeable future.
     Due to our significant reliance on financing for the acquisition and construction of hotels, increases in interest rates may affect our ability to acquire or build hotels which meet our investment objectives. Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at interest rates similar to those on credit facilities currently financing our hotels. In addition, as of September 30, 2008, approximately 55.0% of our indebtedness, including outstanding balances on lines of credit, carried variable interest rates which increase as general interest rates rise. As of September 30, 2007, approximately 45.6% of our indebtedness carried variable interest rates. The increase in the proportion of variable rate debt to fixed rate debt increased due to the increased level of short-term financing used for development and construction activities. Increases in interest rates on permanent loans for our hotels are expected to reduce cash flow from operations. The interest accrued on construction loans generally is capitalized with the cost of construction. Therefore, increased interest rates on these loans are not expected to reduce cash flow in the short term, but may increase the cost of construction.
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
     We have several properties that are under construction and land that is held for future development and construction. The properties under construction and held for development as of September 30, 2008 are described in the table below:

				Acquisition	Opening
Location	# Rooms	Franchise	Status	Date	Date (1)
Baton Rouge, LA (2)	127	Cambria Suites	Under Construction	7/11/06	09/08
San Antonio, TX (2)	126	Cambria Suites	Under Construction	1/22/07	01/09
Houston, TX (2)	118	SpringHill Suites	Under Construction	2/15/07	09/09
Jacksonville, FL(2)	136	Aloft	Under Construction	11/29/06	05/09
Jacksonville, FL(2)	119	TBA	Future Construction	11/29/06	TBD
Flagstaff, AZ (2)	150	Courtyard by Marriott	Future Construction	4/5/06	TBD
Portland, OR (2)(3)	124	Residence Inn	Future Construction	6/13/07	TBD
Portland, OR (2)(3)	136	Hyatt Place	Future Construction	6/13/07	TBD
El Paso, TX (2)	101	Hampton Inn & Suites	Future Construction	7/16/07	TBD
El Paso, TX (2)	121	Courtyard by Marriott	Future Construction	7/16/07	TBD
Ft. Myers, FL (2)	150	Hyatt Place	Future Construction	8/30/07	TBD
Boise, ID(2)	120	Holiday Inn Express &Suites	Future Construction	10/1/04	TBD
Twin Falls, ID(2)	93	Holiday Inn Express & Suites	Future Construction	2/1/08	TBD
San Antonio, TX	TBD	Aloft	Future Construction	1/22/07	TBD
San Antonio, TX	TBD	TBD	Future Construction	1/22/07	TBD
Spokane, WA	113	Courtyard by Marriott	Future Construction	7/31/08	TBD
Spokane, WA	108	Springhill Suites	Future Construction	7/31/08	TBD
Missoula, MT	100	Fairfield Inn & Suites	Future Construction	7/17/08	TBD

(1)	The opening date is estimated and is subject to change.

(2)	Number of units and franchise indicate our plans as of September 30, 2008, which are subject to change.

(3)	Real estate is subject to a ground lease.
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
Recent Developments
     Acquisitions and Dispositions
     As of October 31, 2008 we have acquired and disposed of properties, and entered into contracts to acquire and dispose of properties. These developments are set forth in the table below.

Location	# Rooms(2)	Franchise(2)	Property Sold/Purchased	Status	Closing Date(1)
Spokane, WA	113	Courtyard by Marriott	Land	Purchased	7/31/2008
Spokane, WA	108	SpringHill Suites	Land	Purchased	7/31/2008
Twin Falls, ID	93	Courtyard by Marriott	Land	Under Contract to Purchase	11/01/2008
Missoula, MT	100	Fairfield Inn & Suites	Land	Purchased	7/17/2008
Cottonwood Heights, UT	140	Courtyard by Marriott	Land	Under Contract to Purchase	12/01/2008
Cottonwood Heights, UT	134	Hampton Inn & Suites	Land	Under Contract to Purchase	12/01/2008
Charlotte, NC	120	Courtyard by Marriott	Land	Under Contract to Purchase	12/15/2008
Charlotte, NC	125	Hyatt Place	Land	Under Contract to Purchase	12/31/2008
Charlotte, NC	127	Hyatt Place	Land	Under Contract to Purchase	12/31/2008
Charlotte, NC	122	Fairfield Inn & Suites	Land	Under Contract to Purchase	12/31/2008
Scottsdale, AZ	127	Hyatt Place	Land	Under Contract to Purchase	1/15/09
Flagstaff, AZ	116	AmeriSuites	Hotel	Purchased	10/30/08
Kennewick, WA	56	Comfort Inn	Hotel	Sold	7/31/2008
Overland Park, KS	92	Homewood Suites	Hotel	Sold	7/01/2008
Lewiston, ID	52	Comfort Inn	Hotel	Sold	7/31/2008
Jackson, MS	94	TownePlace Suites	Hotel	Sold	7/01/2008
Kennewick, WA	63	Fairfield Inn	Hotel	Sold	6/06/2008

(1)	For properties under contract, the closing date is estimated.

(2)	Number of units and franchise indicate our plans as of October 31, 2008, which are subject to change.
     The aggregate purchase and construction cost of the properties described in the above table is $130.2 million. The anticipated purchases and construction projects listed above will be financed through the $99.7 million loan with Fortress Credit Corp. and the Acquisition line of credit.
     The aggregate sales price of the five hotels sold was $28.5 million. The price of the hotel purchased was $11.0 million.

     Loan Transactions
          On October 1, 2008, the Company entered into a loan with BNC National Bank in the amount of $6.5 million to fund the construction of a hotel located in Twin Falls, Idaho. The loan carries a variable interest rate of the prime rate minus 25 basis points, and matures in April 2016.
          On October 24, 2008, the Company entered into a loan with Bank of the Cascades in the amount of $13.27 million to fund the construction of a hotel located in Portland, Oregon. The loan carries a variable interest rate of the Bank of Cascades index rate, with a floor of six percent. The loan matures in September 2011.
Commitments and Contingencies
     As of September 30, 2008, the Company has entered into construction contracts to develop and build nine hotels in Arizona, Idaho, Oregon, Texas, Florida, and Louisiana for approximately $92.0 million.
     Since December 31, 2007, the Company has entered into agreements to purchase or has purchased real estate in Arizona, Idaho, Washington, Montana, Utah, and North Carolina with an aggregate purchase price of $19.9 million. The Company intends to build one hotel on each of the Arizona, Idaho and Montana sites, and two hotels on the Washington, Utah, and North Carolina sites.
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
     As of September 30, 2008 and September 30, 2007, 45.0% and 54.4% of our debt carried fixed interest rates, respectively. The increase in the amount of variable rate debt held by the Company is a result of the significant increase in land and hotel development activities, and construction financing incurred by the Company during 2007 and 2008. Generally, development and construction debt is short-term financing and carries variable rates. Management anticipates increasing the pace of development and construction of new hotel properties. Despite this, it is anticipated that the proportion of variable rate debt to fixed rated debt held by the Company will decline during 2009 as the Company anticipates replacing debt with equity. In addition, as our debts mature, the financing arrangements which carry fixed interest rates will become subject to interest rate risk. As of September 30, 2008, our fixed interest rate debt totaled $160.8 million. Our variable interest rate debt totaled $196.5 million as of September 30, 2008, which included amounts outstanding under our lines of credit and construction loans, and not the total available under the lines of credit and construction loans. Assuming no increase in the amount of our variable rated debt, if the interest rates on our existing variable rated debt were to increase by 1.0%, our cash flow would decrease by approximately $2.0 million per year. This further assumes that interest payments are regularly due on all of our variable rate debt when, in fact, much of our variable rate debt is for construction of hotels or under the Fortress Credit Corp. line of credit, in which cases interest payments are deferred or capitalized into the cost of the construction project.
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
     There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     The Company’s annual report on Form 10-K filed on or about March 30, 2008 (the “annual report”) sets forth a number of risk factors and other information which should be carefully considered. In addition to the risks described in the annual report, we are subject to a number of other risks and uncertainties which we may not be aware of or which we currently deem to be immaterial to our business operations. If any of such risks or other risks occur, our business, financial condition, operating results and cash flows could be adversely affected. Except as discussed below, management does not believe that there are new material risk factors in addition to those set forth in the annual report.
Current economic conditions may adversely affect our industry, business and results of operations, and our ability to obtain financing on reasonable and acceptable terms.
     The significant economic slowdown, which some observers view as a recession, has had a negative impact on the national lodging industry. The hospitality industry has, and may continue to, experience significant downturns in connection with, or in anticipation of, declines in general economic conditions. Declines in consumer and commercial spending may cause us to reduce room rates, which would have a negative impact on our net income. Increases in transportation fuel costs, and increases in air and ground travel costs, have and may continue to cause a nationwide decline in business and leisure travel, resulting in a decline in occupancy rates. A continued softening in the economy may adversely and materially affect our industry, business and results of operations and we can not accurately predict how severe and prolonged any downturn might be.
     The United States credit markets have recently experienced significant turmoil, which have materially impacted liquidity in the financial markets. As a result, certain financing terms and conditions are materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional short-term and long-term financing, including mortgage financing for our hotels and lines of credit, on reasonable terms or at all, which would negatively impact our liquidity and ability to acquire and build hotels. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business operations accordingly. In addition, if one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under the credit facilities.
     In addition, if the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt servicing and capital expenditures for the foreseeable future, if our operating results worsen significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following Exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

10.1	Loan Agreement between Summit Hotel Properties, LLC and Compass Bank, dated September 17, 2008.

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer.

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, LLC
Date: November 13, 2008	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Chief Executive Officer and Manager

Date: November 13, 2008	By:	/s/ Daniel P. Hansen
Daniel P. Hansen
Chief Financial Officer and Manager

EXHIBIT INDEX
10.1	Loan Agreement between Summit Hotel Properties, LLC and Compass Bank, dated September 17, 2008.

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer.

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.