Form 10-K
period 2008-12-31
SUMMIT HOTEL PROPERTIES LLC
filed 2009-03-31
CIK 1284609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(D) of The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
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
The number of Class A Membership Units outstanding as of March 27, 2009, was 1,166.62 and the number of Class A-1 Membership Units outstanding as of March 27, 2009, was 244.48.

PART I
ITEM 1. BUSINESS
General
          We are a leading developer, owner and manager of limited-service and select-service hotels located throughout the United States. As of December 31, 2008, we owned 62 hotels in 19 states. With two exceptions, each hotel is franchised with a nationally-recognized hotel brand. Our hotels are typically located in mid-sized markets with a variety of hotel demand generators, such as tourist attractions, business headquarters, and convention centers. We anticipate building and acquiring additional hotels in the future, as well as selling hotels which no longer meet our strategic goals. Limited-service hotels are those which do not offer a restaurant or bar. Select-service hotels have a small lounge, offer a cooked-to-order breakfast or breakfast buffet, and may offer a light lunch or dinner menu.
          Our revenues and earnings are derived from hotel operations of our owned hotels. Our hotels are geographically diversified throughout the United States to prevent concentration of revenues and earnings in any one hotel market, and to smooth seasonal fluctuations in revenues experienced in many hotel markets.
          An affiliate, The Summit Group, Inc. (“The Summit Group”), currently provides a number of services for our hotels, including: hotel operations management, location of acquisition targets and construction sites, development of construction sites, and construction supervision. It is possible that in the future the Board may consider hiring an unaffiliated hotel management company to manage any or all of our hotels. However, this is not currently expected by the Board.
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
          All of the hotels acquired in the Acquisition were managed by The Summit Group. In addition, each entity acquired was directly or indirectly owned in part, and controlled by, The Summit Group or its principals. Upon the consummation of the Acquisition, The Summit Group’s ownership in these affiliated companies was exchanged for Class C membership interests in the Company.

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
Class A and Class A-1 Membership Interests
          Except for the issuance of Class B and Class C membership interests discussed above, from the inception of the Company through October 2005, the Company offered only Class A membership interests to equity investors. The Company first offered Class A-1 membership interests to equity investors pursuant to a private offering that began in October 2005 and ended in July 2006. The Company is currently offering a total of 2,000 Class A-1 units for an aggregate offering price of $100,000,000 pursuant to a private offering. The Company Manager retains the right, in its sole discretion and without prior notice to investors, to increase the number of Class A-1 units offered to 4,000, for an aggregate offering of $200,000,000.
Wholly-Owned Subsidiaries
          Several of our lenders require that the borrowing entity be a bankruptcy-remote, special purpose entity. To fulfill this requirement, as of December 31, 2008, Summit Hotel Properties had two wholly-owned limited liability companies, each of which owned between eight and twenty-seven of the Company’s hotels. These include Summit Hospitality I, LLC, which is formed under the laws of Delaware. Summit Hospitality I, LLC, is wholly-owned by the Company and is managed by a board of managers comprised of Kerry W. Boekelheide, our CEO and Manager, Daniel P. Hansen, our CFO and Manager, and two independent managers. The independent managers are entitled to vote only upon the Company’s decision to file bankruptcy or initiate other insolvency proceedings. The two independent managers have no voting authority or managerial control except in these limited circumstances. In addition, Summit Hospitality V, LLC, is a wholly-owned subsidiary. It is formed under the laws of the State of South Dakota and is managed by the Company. All assets, liabilities, expenses and revenues of these wholly-owned subsidiaries are reflected on our financial statements.
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

Material Acquisitions and Dispositions
          From January 1, 2008 through December 31, 2008, the Company acquired 1 hotel with 114 guestrooms, at a cost of $10.75 million. The new hotel is located in Arizona. From January 1, 2008, through December 31, 2008, we completed the construction of 2 hotels, adding 253 guestrooms to our portfolio. These hotels were constructed for a total cost of approximately $31.7 million and are located in Texas and Louisiana. During this period we sold 5 hotels with a total of 357 guestrooms, located in Idaho, Kansas, Mississippi, and Washington (2), for a total price of $28.6 million. In addition, in one hotel renovation, we eliminated 2 guestrooms. The acquisition, sale, construction, and renovation of hotels resulted in a net decrease of 2 hotels and a decrease of 9 guestrooms in our portfolio.
          The Company acquired 4 parcels of land from January 1, 2008 through December 31, 2008, on which we intend to construct 5 hotels. The planned hotels will be located in Idaho (2), Montana, and Washington (2). The Company started construction of 7 hotels during 2008, and anticipates opening 6 of these in 2009, for a total of 800 new guest rooms. Although the Company continues to strategically acquire land for future development, we are not starting new hotel construction unless construction financing and equity are in place.
Financial Information About Segments
          100% of our revenues are derived from rental of guestrooms at our hotels and related services. Related services include: telephone usage fees to guests, hotel meeting room rentals, restaurant and lounge receipts, hotel laundry and valet services, concessions, and other sources directly associated with the renting of guestrooms. The rental of guest rooms generated $101.3 million, or 98.4%, of our consolidated gross revenues in 2006. Related services generated $1.7 million, or 1.6%, of our consolidated gross revenues in 2006. The rental of guest rooms generated $114.4 million, or 98.4%, of our consolidated gross revenues in 2007. Related services generated $1.9 million, or 1.6%, of our consolidated gross revenues in 2007. The rental of guest rooms generated $135.1 million, or 98.3%, of our consolidated gross revenues in 2008. Related services generated $2.3 million, or 1.7%, of our consolidated gross revenues in 2008. The above revenue information is based on revenue from continuing operations. For additional financial information, see Item 8. Financial Statements and Supplementary Data.
Narrative Description of Business
          As of December 31, 2008, we owned and operated 44 limited-service hotels and 18 select-service hotels, all located throughout the continental United States. We strive to own, build and purchase hotels in markets that have several sources of hotel users, including corporate and business, leisure, and government travelers. Corporate, business, and government travelers typically occupy hotels Sunday through Thursday nights. Leisure travelers generally occupy hotels Friday and Saturday nights. Therefore, we desire to have a mix of travelers at our hotels.

Franchises
          With two exceptions, each of our hotels is operated pursuant to a franchise agreement with a nationally-recognized hotel franchisor. The franchisors include:
-	Marriott International (Courtyard by Marriott, Residence Inn, Fairfield Inn, Fairfield Inn & Suites, TownePlace Suites, Springhill Suites)

-	Hilton Hotels (Hampton Inn, Hampton Inn & Suites, Hilton Garden Inn)

-	Starwood Hotels (aloft)

-	InterContinental Hotels Group (Holiday Inn Express, Holiday Inn Express & Suites, Staybridge Suites)

-	Choice Hotels (Comfort Inn, Comfort Suites, Comfort Inn & Suites, Cambria Suites)

-	Carlson Companies (Country Inn & Suites)

-	Hyatt Global Hotels (Hyatt Place)
          Each franchisor sets strict standards concerning the exterior and interior appearance of the hotel, amenities offered to guests, and service quality. Each franchisor monitors guest complaints, and periodically inspects its franchised hotels. Upon receipt of notice from a franchisor that a hotel is not in compliance with the franchise standards, the hotel implements a plan to remedy the deficiency. As of March 23, 2009, two of our hotels have been cited by Marriott International for less than satisfactory scores on certain portions of guest satisfaction reviews. We have developed remediation plans and anticipate that the hotels will be upgraded to satisfactory ratings by the end of 2009. All of our hotels are in compliance with franchisor remodeling requirements.
          Typically, franchise agreements are effective for 10 to 20 years, depending on the agreement. We had no franchise agreements expire in 2008. Two of our hotel franchise agreements are set to expire during 2009: the Twin Falls, Idaho, Holiday Inn Express and the Boise, Idaho, Holiday Inn Express. In early 2009, our Twin Falls, Idaho Holiday Inn Express combined with our existing Comfort Inn in Twin Falls, and converted to a Comfort Inn & Suites. Our Boise, Idaho Holiday Inn Express franchise agreement expires in June 2009, but we anticipate receiving an extension to our current franchise agreement as we have been approved to build a new Holiday Inn Express & Suites in Boise in the future.
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

          The Summit Group, as our hotel manager, is entitled to reimbursement of its expenses for the management of our hotels, including salaries and benefits of The Summit Group employees, provided such reimbursement, together with reimbursements in its capacity as Company Manager, but not including development expenses, do not exceed 4.5% of the gross revenues of the hotels in any given year. Expenses that are not related to hotel management and would normally be paid directly by a hotel, such as bookkeeping, accounting, and legal expenses, are not included in the 4.5% cap. During 2008, The Summit Group’s reimbursement for hotel management services plus its responsibilities as Company Manager totaled 3.0% of hotel revenues from continuing and discontinued operations. See “Corporate Operations” below for a description of The Summit Group’s responsibilities as Company Manager.
          The Agreement provides that we will indemnify The Summit Group against liabilities and losses arising out of the management of our hotels, subject to the limitation that it will not be indemnified for any losses which are caused by its fraud or misconduct. The Summit Group cannot be removed, or the Agreement terminated, except for cause as specified in the Agreement.
          For its services as hotel manager, The Summit Group does not receive independent consideration in addition to the reimbursement of expenses discussed above. Due to its position as Company Manager, The Summit Group owns all Class C Interests as well as a portion of the Class B Interests in the Company and receives distributions related to such ownership. In 2008, distributions from The Summit Group’s Class B and Class C Interests totaled $7,412,326.
Competitive Strengths
          Management Structure.
          We believe the key ingredient of a successful operation is an effective management structure. The Summit Group’s management structure is designed to maximize the profit potential of acquired or developed hotels. There are two Directors of Operations who oversee all operational activities at the hotels and supervise the regional managers. The regional managers assist the general managers in their regions to maximize sales and profits while operating the hotels with a high degree of quality and guest satisfaction. The Summit Group’s regional managers are responsible for ten or fewer hotels, which allows them to dedicate the time necessary to direct and guide the hotel general managers. The Summit Group’s regional managers’ essential functions consist of the following:
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
          The tables below illustrate the performance of our hotels as compared to the averages for the limited-service lodging industry.

	Year Ended		Year Ended		Year Ended
	December 31,	Increase/	December 31,	Increase/	December 31,
	2008	(Decrease)	2007	(Decrease)	2006
All Company Hotels
RevPAR[1]	$66.78	$2.40	$64.38	$2.61	$61.77
Average Daily Rate	$100.95	$4.75	$96.20	$7.62	$88.58
Occupancy Rate	66.15%	(0.77%)	66.92%	(2.82%)	69.74%

Industry[2]
RevPAR[1]	$56.16	$(0.86)	$57.02	$3.02	$54.00
Average Daily Rate	$90.19	$2.99	$87.20	$5.68	$81.52
Occupancy Rate	62.3%	(3.14%)	65.40%	(0.80%)	66.20%

(1)	RevPAR means “Revenue Per Available Room” and is a common indicator used by the hotel industry to track and compare financial performance of hotels. It is calculated by multiplying a hotel’s occupancy rate by its average daily rate.

(2)	Source: Smith Travel Research Lodging Review, for years 2006, 2007, and 2008. The industry data shown is for the Mid-scale Without Food and Beverage category of hotels. These generally include mid-level, franchised hotels, which serve continental breakfasts but do not have lounges or restaurants. These are of the same class as the majority of the Company’s hotels.
          Capital Structure.
          We have historically used equity to fund 35% — 40% of each hotel project. This strategy has helped our predecessors to survive prior industry downturns while continuing to make distributions to investors. Highly leveraged and inefficient operators are often forced to sell during a downturn if hotel cash flow becomes insufficient to service debt. Management believes that our hotels will survive the current downturn in the economy based upon our efficient operations which we believe will continue to generate sufficient cash flow to pay operating expenses, debt payments, capital expenditures, and distributions to investors. Further, our management does not believe that we will be forced to sell any of our hotels due to insufficient cash flow.
          In March 2007, we entered into a loan agreement with Fortress Credit Corp. in the amount of $99.7 million which is used for the purpose of financing, in the short-term, a portion of the equity funding hotel acquisitions and construction. The Company started the construction of a large number of hotels during 2008. We believe that if investor equity was used to fund a portion of this construction, it would significantly depress the returns to all of our investors. Consequently, we financed a portion of the equity of these new construction projects for a period of up to 5 years. This financing has caused leverage to increase. We are attempting to reduce our leverage during 2009 by replacing debt with equity; however, capital markets are currently constrained, and it is uncertain whether we will be able to raise a significant amount of equity.
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
          Management has identified two hotels, the St. Joseph, MO Comfort Suites and the Ellensburg, WA Comfort Inn, that the Company will prepare for sale. There is not a specific time frame in which such hotels will be sold, and contracts for sale will be entered into only if the sale terms are reasonable and provide appropriate investment returns. As of March 23, 2009, the Company has received indications of interest concerning the sale of the St. Joseph, MO Comfort Suites, and potential buyers are currently performing due diligence on the property.
Policy on Purchase and Construction of Additional Hotels
          Due to the unprecedented economic upheaval in the United States during 2008, we scaled back both our new construction and acquisition activities. Although we previously capitalized on our strategy of buying or building hotels during bearish periods in the national hotel business cycle, because we are uncertain where the bottom in the hotel market may be, we have decided to wait for appropriate opportunities before continuing with new construction and acquisition activities. At such time as we become comfortable that the economy has reached or neared the bottom of its business cycle, we will refocus our efforts on developing and acquiring hotels at prices which will maximize investor value over the long run. Buying or building hotels during the low point in the business cycle will permit us to take advantage of low purchase prices and stabilize the acquired properties prior to the next up-swing in the national hotel market so that the hotels are able to realize their full financial potential.
          We may strategically acquire land for the development of new hotels, but will only begin construction if construction financing and equity are in place. We target markets exhibiting the following characteristics for the acquisition of land and construction of new hotels:

-	insufficient high-quality hotel supply in the market or for limited- or select-service hotels

-	barriers to entry of additional new hotels

-	availability of high-quality franchise appropriate for the market

-	no suitable and appropriately priced existing hotel in market
          Due to the significant instability in the United States economy and real estate markets our hotel acquisition plans are on hold until such time as appropriate opportunities arise. At such time as we resume acquiring hotels, our ideal acquisition targets are expected to include the following:
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
          “Financing parameters” means debt or refinancing which does not (i) result in debt exceeding 75% of the value of the hotel(s) securing such debt, or (ii) exceed a 1.15 debt coverage ratio of the hotel(s) securing such debt. All debt which falls outside of the financing parameters has been approved by a supermajority vote of the Board.
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
          There is an exception to this requirement in that no further consent of the Board is required if the remaining 51% interest in Summit of Scottsdale is to be acquired by the Company. All acquisitions which fall outside of these parameters have been approved by a supermajority vote of the Board.
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
     The October 2008 private offering, which exceeds the $50 million threshold, was approved by a supermajority vote of the Board.
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
Future Reservations
     Most of our customers do not reserve rooms far in advance of the date they arrive at the hotel. Furthermore, with limited exceptions, our guests are able to cancel reservations prior to arrival at the hotel. Therefore, it is difficult to predict the occupancy rates of our hotels through the end of 2009. Based upon the current state of the United States economy, current trends in industry occupancy rates, and our new hotel construction pipeline, we anticipate that same-hotel 2009 revenues will decline compared to 2008. See Item 1.A. Risk Factors.

Hotel Industry
     The hotel industry is subject to business cycles, affected primarily by general economic conditions and by construction of new hotels. During periods when the hotel industry is experiencing higher revenues and the economy is stable, hotel developers often react by building new hotels. As the new hotels open in a market, the market destabilizes causing existing hotels to experience decreasing RevPAR and profitability. (“RevPAR” means revenue per available room, and is the product of the occupancy rate and the average daily rate charged by a hotel, referred to as ADR.) As this over-building occurs and profitability declines, new hotel construction slows. The demand for new hotel rooms grows gradually until the new hotel supply is absorbed into the market, and occupancy rates and ADRs increase. As profitability increases, the new construction begins again, and the industry cycle starts over.
     During 2007 and 2008, the supply of new hotels increased faster than the demand for hotel rooms. Thus, across the nation the hotel industry became out of balance due to the increasing supply in hotels. Due to the decline in the economy, there are very few new hotels in development across the country and developers are focused on finishing existing hotel construction projects. Industry observers anticipate that the supply of new hotels will increase in the short term as existing hotel projects are completed, but the increase in supply will decrease once these projects are opened because few new projects are being started in late 2008 and 2009.
     As a result of the significant decline in general economic conditions, many individuals and families have cancelled or postponed leisure travel plans. Furthermore, corporations and businesses throughout the United States have eliminated or significantly restricted travel budgets. For example, our hotel located in Bellevue, Washington, has experienced decreased occupancy rates as a result of travel restrictions at Microsoft. Due to the decline in leisure and corporate travel, the hotel industry is experiencing large decreases in occupancy rates and ADR. Industry analysts anticipate that occupancy rates and ADRs will continue to fall through 2009 and 2010, and the industry will not see a rebound in sales until the first quarter of 2011.
     We may continue to acquire land for future construction of new hotels. Construction will not begin on any hotel, however, until both construction financing and equity are in place. In addition, we have temporarily ceased plans to acquire hotels. At such time as management believes that the United States economy has reached or neared the bottom of the current recession, we will re-focus our efforts on developing and acquiring hotels when strategically appropriate. We believe that the current tight credit markets and lowered profitability of the hotel industry will create numerous opportunities to acquire existing hotels at reduced prices.
     At such time as the general economy stabilizes, we expect the hotel industry to experience increasing occupancy rates and ADRs for a period of up to five years. As a result, we plan to look for opportunities to acquire strategically appropriate hotel assets so that we can take advantage of the expected up-swing in the industry.

Competition
     We operate in a highly competitive industry. Each geographic hotel market has unique competitive conditions. The size of each hotel market varies greatly and is determined by factors such as geographic features creating a natural division, proximity to a particular event site, and the number of hotels in the area. In each market where our hotels are located, there are a number of hotels of varying size, service quality, amenity level, and price range. Our biggest competitors are those hotels that are franchised by nationally-recognized hotel companies, offering a similar level of amenities at similar prices. In the hotel markets we compete in, there are anywhere from 3 to 15 direct competitors. Indirect competitors include those hotels that offer similar amenities but without a nationally-recognized franchise affiliation, hotels with greater amenity levels, and hotels with lower prices.
     In the current economy, we are encountering significant competition from high-end and luxury hotels. These competitors have made drastic reductions in their room rates, depressing room rates in many markets. As a result, we have lowered our room rates in order to remain competitive. This phenomenon has occurred primarily in larger markets, and has not had a significant impact in the smaller markets in which our hotels operate.
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
     At times when capital and credit markets are stable, our structure provides us with many opportunities to acquire existing hotels and sites for development that are not available to other hotel owners. Generally, we are large enough and have the financial resources to purchase several hotels at one time, and in a short time frame. As a result, under normal conditions, we have an advantage over smaller companies competing for the same real estate. In the current environment, smaller developers and hotel owners have extremely limited access to capital and credit. We continue to be able to locate capital and credit, although in limited amounts and under more restrictive conditions than normal.
     We are operationally competitive in the markets we serve for a number of reasons. We maintain strict quality standards concerning the physical appearance of our hotels. We provide on-going training to our staff to provide the highest levels of customer service in the limited-service segment. We focus on providing guests with the amenities they want and need, such as expanded continental breakfast menus, flat panel televisions, in-room high speed Internet access, premium cable and movie channels, and a variety of high-quality exercise equipment. Even in markets where our competitors maintain high property condition, customer service and amenity levels, we are able to survive difficult market conditions better than most hotel owners because of our corporate financial strength and diverse revenue base.

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
     We own two hotels in Bloomington, Minnesota which incurred environmental contamination prior to our ownership. We have remediated the contamination in accordance with our engineers’ plans and instructions which were approved by the State of Minnesota. We have received final confirmation from the State of Minnesota that they have approved the remediation and closed their file.

     Although we have incurred and expect to incur remediation and various environmental-related costs during the ordinary course of operations, we anticipate that such costs will not have a material adverse effect on our operations or financial condition.
Employees
     As of December 31, 2008, we employed approximately 1,366 employees at our hotels. None of our employees are covered by a collective bargaining agreement.
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
The current slowdown in the lodging industry and economy generally will continue to impact our financial results and growth.
     The present economic slowdown and the uncertainty over its breadth, depth and duration has had a negative impact on the hotel industry. Many economists have reported that the United States is in a severe recession. Substantial increases in travel costs and decreases in airline capacity have reduced demand for hotel rooms across the nation. Moreover, many businesses have self-imposed restrictions on their employees’ ability to travel and hold conferences or events at hotels. Accordingly, our financial results have been impacted by the economic slowdown and both our future financial results and growth could be further harmed if the economic slowdown continues for a significant period or becomes worse.
Events beyond our control which cause regional or nationwide decreases in travel or that otherwise cause the interruption of our operations or a decline in our business will negatively affect our operations.

     We are at risk of any event which will cause decreases in regional or nationwide travel. Such events can include a decline in general economic conditions, terrorist acts or threats of terrorism, rising fuel prices, inflation, military actions, public health emergencies such as the avian flu or SARS, or natural disasters. These types of events could cause a significant decline in travel and tourism, which is likely to cause a decrease in our revenues, financial condition, results of operations, and ability to make distributions to our members.
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
     The hotel industry is highly competitive, particularly in the mid-market, limited-service sector in which we operate. There are several nationally-recognized franchises that offer franchise brands in this segment. Historically, the hotel industry is subject to business cycles, largely caused by over-building new hotels. A material increase in the supply of new hotel rooms to a market can quickly destabilize that market causing existing hotels to experience decreasing RevPAR and profitability. (“RevPAR” means revenue per available room, and is the product of the occupancy rate and the average daily rate charged by a hotel, referred to as ADR.) During 2007 and 2008, the supply of new hotels increased faster than the demand for hotel rooms. Thus, across the nation the hotel industry has become slightly out of balance due to the increasing supply in hotels. This, combined with a decline in general economic conditions, has caused hotel occupancy rates and ADRs to decline in many markets. If significant new hotel construction occurs in one or more of our major markets, or if the market is particularly negatively affected by general economic conditions, we may experience a worsening adverse effect on our business, financial condition, results of operations and our ability to make distributions to our members.
If the hotel market declines, it may cause declines in revenues, financial condition, and negatively affect our ability to make distributions to our members.
     Events outside our control, such as over-building, general economic conditions, natural disasters, terrorist activities and other risks discussed in this Item 1A have adversely affected the hotel industry in the past, and the decline in the United States economy is currently causing a significant decline in the revenues and profitability of the industry. Similar events occurring in the future, or further declines in the general economy, may affect the hotel industry and cause a further decline in overall hotel industry fundamentals. Such events may cause us to not be able to acquire capital or financing necessary to acquire or build new properties. In addition, such events may cause a decline in the financial performance of our existing hotels. These results would negatively affect our hotel operations, financial condition, results of operations and our ability to make distributions to our members.

There is significant competition for the acquisition of land and existing hotels which may cause us difficulties in increasing the size of our hotel portfolio.
     In the long term, we intend to continue to build and acquire hotel properties to add to the geographic diversity of our hotel portfolio. If we are unable to locate, successfully negotiate for, or finalize the purchase of land or existing hotels, we will not be able to attain this component of our business strategy. There is significant competition for the acquisition of land from other hoteliers, retail business owners, developers and service businesses such as restaurants. In addition, we compete for hotel acquisitions with individual hoteliers, regional or national hotel ownership or management companies, REITs, institutional investors or others who are engaged in real estate acquisition. These competitors may purchase the properties we wish to acquire thus preventing our continued growth. If we choose to pay higher prices for the properties in order to be more competitive, our returns to our members may decline.
Our newly constructed or acquired hotels have no or limited operating history and may not achieve the operating performance we anticipate, and as a result, our overall returns may decline.
     We intend to construct and acquire additional hotel properties as we deem prudent to maintain our conservative financial position. Our newly constructed hotels have no operating history. In addition, from the time of acquisition of land for construction of a hotel to the completion of the construction of the hotel, the hotel market could experience significant changes in hotel room supply and demand. Significant increases in anticipated hotel room supply or decreases in hotel room demand in the markets where any one or more of our newly constructed hotels are located could cause the operating performance of the hotels to be below our projected results. Furthermore, hotels that are acquired may not produce revenues as expected, may cause greater operating expenses than projected, or may have hidden or concealed physical defects or operational defects that cause the operating performance of the hotel to be below our projected results.
The acquisition, development, construction and renovation of hotels contains a number of risks which may result in significant liability to the Company.
     Hotels that are acquired may have hidden or concealed physical defects or operational defects that expose us to liability or significant expenditures to remedy the defects.
     In addition, any renovation, development or construction of hotels carries all risks inherent in such activities such as costs greatly exceeding original estimates, regulatory hurdles which cause increased expenditures or significant delays to cure, financing may not be available on favorable terms for renovation or development of a property, permanent financing may not be available or a project may not be completed on schedule resulting in increased debt service, and most development projects, regardless of whether they are ultimately successful, typically require a substantial portion of management’s time and attention. Renovation, construction, and development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations.

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
     The documents evidencing our existing indebtedness under certain loans contain financial and operating covenants, such as debt service coverage ratios, leverage ratios, liquidity requirements and other limitations which may restrict our ability to make distributions or other payments to our members. In addition, such covenants may restrict our ability to sell any individual hotel or groups of hotels, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. In addition, certain of our loans require that reserves be established and restricted only for funding future renovations. Failure to meet or comply with the covenants could cause one or more of our lenders to declare the indebtedness in default, accelerate the payments and engage in foreclosure proceedings. For additional information concerning certain terms and conditions of our indebtedness, see Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Additional Information Concerning Sources and Uses of Cash.
We may not be able to refinance our loans as they become due which may cause the hotels secured by such loans to be foreclosed upon.
     Our mortgage notes generally mature in advance of their full amortization, resulting in balloon payments. Given the current economy, many lenders have significantly reduced lending for commercial projects. These adverse conditions in the United States credit markets have caused financing opportunities to be limited or available only on terms that are unfavorable. In the event we are unable to refinance the amount of the balloon payment, we will be forced to use our cash reserves to pay off the remaining principal. If we do not have sufficient funds available, we will be unable to pay off the loan and may be subject to foreclosure of our hotels. Alternatively, we may be required to sell certain hotels at prices and upon terms that are unfavorable, which would negatively affect our financial performance and ability to make distributions to our members. In addition, in the event we are successful in refinancing our indebtedness, prevailing interest rates may be significantly higher than on our existing debt. As a result, our debt service payments could be significantly increased, which would decrease our cash available for distribution to the members. As of December 31, 2008, we have loans with anticipated balloon payments of $13.5 million maturing in 2009 (which, as of the date of this annual report, have been refinanced), loans with anticipated balloon payments of $122.5 million maturing in 2010, and loans with anticipated balloon payments of $1.9 million maturing in 2011.
     As of December 31, 2008, 54.8% of our debt carried fixed interest rates, and 45.2% carried variable interest rates. As of December 31, 2008, our fixed interest rate debt totaled $213.9 million. Our variable interest rate debt totaled $176.2 million as of December 31, 2008, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit. Increases in prevailing interest rates could increase our debt service payments significantly. This would adversely affect our financial condition, results of operations and ability to make distributions to our members. Additional information concerning our fixed- and variable-rate debt is included in Item 8. Financial Statements and Supplementary Data — Note 10 to Consolidated Financial Statements.
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
     Our $99.7 million loan with Fortress Credit Corp. is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries. These entities currently own 36 of our 62 hotels. All new hotels acquired or developed by us will be required to be owned by a wholly-owned subsidiary subject to this pledge. If we default on our loan with Fortress, it could accelerate all amounts due under the note, and foreclose on the pledge of the membership interests. A default or foreclosure may adversely affect our ability to make distributions to members.
Our real estate investments are illiquid and this can restrict our ability to react to market changes because we may be unable to sell one or more hotels upon favorable prices or terms.
     As with most real estate investments, hotel assets are generally illiquid. This may restrict our ability to react quickly to changing market, economic or financial conditions by selling one or more properties. Along with nearly all real estate markets in the United States, the national hotel real estate market has declined significantly during 2008. Economists predict that there will be no significant rebound in commercial real estate markets in the United States during

2009. The occurrence of terrorist acts, a continuing or deepening recession in the global economy or United States economy, increasing interest rates, military actions, natural disasters and other events beyond our control may cause the hotel real estate market to decline further.
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
     Our debt-to-equity ratio was 4.55:1.0 as of December 31, 2008, and 3.6:1.0 as of December 31, 2007. We may choose to further leverage our existing hotel portfolio or finance higher percentages of newly acquired or constructed hotels. Increased leverage subjects our hotels to increased debt service payment requirements which will impede our cash flow and restrict our ability to make distributions to members. Further, increased leverage makes it more likely that we will be unable to survive the current or a future downturn in the hotel industry because we would be unable to support the increased payment requirements. In some situations, we finance 100% of the initial acquisition or construction of a hotel for a period of several months. Financing 100% of a hotel subjects us to risks that such highly leveraged hotels will not generate sufficient revenues to pay operating expenses and debt service requirements. This could result in the foreclosure of the loans on such hotels. As of December 31, 2008, two of our hotels were 100% financed.
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
          We own three hotel properties subject to a ground lease and are currently constructing two hotels on leased ground in Portland, Oregon. The lease covering our Ellensburg, Washington Comfort Inn requires the consent of the lessor in order to transfer the hotel and assign the ground lease. If the lessor refuses to allow transfer, we may be unable to sell a hotel that we otherwise want or need to sell. This may negatively affect our results of operations, financial condition and ability to make distributions to members.
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
          The Company is subject to various conflicts of interest arising out of its relationship with certain members, investors, Managers, and their affiliates. The Summit Group, the Company Manager and hotel manager, also manages one hotel not owned by the Company. Furthermore, The Summit Group may develop and manage additional hotels which may not be owned by the Company. Potentially, these hotels could compete with the Company’s hotels for guests, and may compete for managers, employees and other resources, including the time and efforts of The Summit Group.
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
          Kerry W. Boekelheide, the sole owner of The Summit Group and a Company Manager, is also an owner of Summit Capital Partners, LLC fka Summit Real Estate Investments, LLC (“SCP”), the affiliated broker-dealer which the Company uses for its securities offerings and he therefore has an interest in raising additional capital and offering securities of the Company. It is possible that offering securities of the Company may be in the best interests of SCP or its agents, but may not be in the best interests of the Company.
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
ITEM 1.B. UNRESOLVED STAFF COMMENTS
          None.

ITEM 2. PROPERTIES
          We are headquartered in Sioux Falls, South Dakota and, as of December 31, 2008, owned and managed 62 hotel properties throughout the United States. We lease our headquarters office location. We own in fee all of our hotel properties, except for three operating hotels and two parcels under construction that are subject to a land lease. We believe that, for our respective class of hotels, all of our hotel properties are in good physical condition, are the appropriate size and offer appropriate amenities, and are located in markets that, when the economy stabilizes, will be good to excellent. As of December 31, 2008, we owned 62 hotel properties with a total of 5,854 guestrooms. 44 of our hotels are categorized as mid-market, limited-service hotels, 18 of our hotels are categorized as select-service hotels. A list of our hotel properties owned as of December 31, 2008 and operating information for those hotels is included as Exhibit 99.1.
          The Company’s hotels are located throughout the continental United States with concentrations in Arkansas (4 hotels), Colorado (7 hotels), Idaho (7 hotels and 1 new construction hotel planned), Kansas (4 hotels), Louisiana (4 hotels), Tennessee (5 hotels), and Texas (7 hotels and 1 new construction hotel planned).
          From January 1, 2008 through December 31, 2008, we purchased 1 hotel, completed the construction of 2 hotels, and sold 5 hotels. During the same period, we purchased land for the planned construction of 5 additional hotels. The acquisitions and dispositions of the Company’s hotels and real estate are set forth below:

Location	# Rooms	Franchise	Property Purchased	Status	Closing Date
Spokane, WA(1)	105	Courtyard by Marriott	Land	Purchased	7/31/2008
Spokane, WA(1)	108	Springhill Suites	Land	Purchased	7/31/2008
Twin Falls, ID(1)	116	Courtyard by Marriott	Land	Purchased	12/09/2008
Twin Falls, ID	93	Holiday Express & Suites	Land	Purchased	2/29/2008
Missoula, MT(1)	100	Fairfield Inn & Suites	Land	Purchased	7/17/2008
Flagstaff, AZ(2)	114	Flagstaff Suites	Hotel	Purchased	10/30/2008
Kennewick, WA	56	Comfort Inn	Hotel	Sold	7/31/2008
Overland Park, KS	92	Homewood Suites	Hotel	Sold	7/01/2008
Lewiston, ID	52	Comfort Inn	Hotel	Sold	7/31/2008
Jackson, MS	111	Hampton Inn	Hotel	Sold	7/01/2008
Kennewick, WA	63	Fairfield Inn	Hotel	Sold	6/06/2008

(1)	Number of units and franchise indicate our plans as of December 31, 2008, which are subject to change.

(2)	The hotel in Flagstaff, AZ was purchased as a 116-unit AmeriSuites. The franchise has been terminated and the hotel is operating as a Flagstaff Suites. It is currently being renovated. We anticipate that renovations will be complete in June 2009, at which time it will be converted to a 114-unit Springhill Suites.
          The hotel and land purchases listed above were financed with the Fortress Credit Corp loan; and the First National Bank of Omaha Acquisition Line, as further described in Item 8. Financial Statements and Supplementary Data — Notes 10 and 11 to Consolidated Financial Statements.

          The aggregate purchase price and anticipated construction cost of the properties described in the above table is approximately $99.0 million. The aggregate sale price of the 5 hotels sold is $28.6 million. The purchase price of the hotel purchased was $10.75 million.
Franchises
          The following table reflects, as of December 31, 2008, our hotel properties, by franchise brand:

	Properties	Rooms
Hampton Inn	11	1,212
Fairfield Inn by Marriott	10	867
Springhill Suites by Marriott	6	559
Holiday Inn Express	6	515
Comfort Inn	5	305
Courtyard by Marriott	5	551
Comfort Suites	4	264
Cambria Suites	4	485
Residence Inn	3	287
Hyatt Place	2	272
Country Inn & Suites by Carlson	1	64
TownePlace Suites by Marriott	1	90
Hilton Garden Inn	1	120
Staybridge Suites	1	92
Unfranchised(1)	2	171

Total	62	5,854

(1)	Our unfranchised hotels include an Aspen Hotel & Suites located in Fort Smith, AR, and a Flagstaff Suites located in Flagstaff, AZ. We acquired the Flagstaff Suites in October 2008, and are currently renovating the hotel. We anticipate that renovations will be complete in June 2009, at which time we anticipate converting the hotel to a Springhill Suites.
          Fairfield Inn by Marriott, Comfort Inn, Hampton Inn, Hampton Inn & Suites, Comfort Suites, Holiday Inn Express, Holiday Inn Express Hotel & Suites, and Country Inn & Suites by Carlson, are each considered franchise brands in the mid-market, limited-service segment. Each of these hotels offers amenities generally present for hotels of this class, including a swimming pool and whirlpool, free continental breakfast, and in-room high speed Internet access. A significant number of the rooms at each Hampton Inn & Suites, Comfort Suites, Holiday Inn Express Hotel & Suites, and Country Inn & Suites are mini-suites, and include a small microwave and refrigerator.
          Courtyard by Marriott, Cambria Suites, Hyatt Place, Hilton Garden Inn, and Springhill Suites are considered select-service hotel franchises. Springhill Suites was previously considered a limited-service hotel franchise, but the franchisor required the addition of several amenities and the hotels are now considered select-service. The hotel and room décor is generally of higher quality than other hotels in this segment. In addition, these hotels offer a hot, made-to-order breakfast or breakfast buffet, and lounge which is open for limited hours each evening. These hotels may also offer a light lunch or dinner menu.

          Residence Inn, Staybridge Suites, and TownePlace Suites are considered mid-market, limited-service, extended-stay hotels. Each guestroom at the hotels in this segment offers a separate bedroom area, large living area, and full kitchen. These properties cater to guests who stay over 7 nights.
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
Ground Leases
          Three of our hotel properties are located on leased land. The hotels located on leased land, lease termination dates, and extension options are as follows:
-	Fort Smith, Arkansas Comfort Inn. Total lease payments are anticipated to be $44,088 in 2009. Lease termination date is August 31, 2022. One option to extend for 30 years.

-	Ellensburg, Washington Comfort Inn. Total lease payments are anticipated to be $26,400 in 2009. Lease termination date is August 15, 2024. Two options to extend the term of the lease, with each option being a 10-year term.

-	Fort Smith, Arkansas Hampton Inn. Total lease payments are anticipated to be $170,013 in 2009. Lease termination date is May 31, 2030. Eleven options to extend the term of the lease, with each option being a 5-year term.
          During 2007, we entered into land leases for two hotels to be built in Portland, Oregon. Construction has started on these two hotels, and we anticipate that construction will be complete in late 2009. For both parcels, all rental payments have been prepaid through the initial term of the lease. Lease termination dates are June 30, 2084. Both leases have one option to extend for 15 years.
Financing and Mortgages
          As of December 31, 2008, we had approximately $370.3 million of outstanding long-term mortgage debt. Two of our hotels owned as of December 31, 2008 are debt free, the remainder are encumbered by a mortgage or deed of trust. Mortgage debt is obtained from a variety of commercial and institutional lenders. For additional information concerning our debt and lenders, please see Item 7. Management’s Discussion and Analysis of Financial Information and Results of Operations — Additional Information Concerning Sources and Uses of Cash, and Item 8. Financial Statements and Supplementary Data — Note 10 to Consolidated Financial Statements.

Maintenance
          Obsolescence and wear and tear can negatively affect the value and the revenue-generating ability of our hotels. We are committed to maintaining the highest standards of physical condition of our hotels compared to other limited-service, mid-market and select-service hotels. Furthermore, all but two of our hotels are subject to a franchise agreement. Each franchisor requires strict adherence to a regular maintenance, repair, remodeling and refurbishment schedule. We are in compliance with such schedules at each of our hotels. In 2008 we expended approximately $10.6 million to renovate our existing hotels to keep them in good and competitive condition, and to bring newly acquired hotels to a good and competitive physical condition.
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
          No matters were submitted to a vote of our members during the fourth quarter of 2008.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          There is no established public trading market for any class of the Company’s securities.
          As of March 27, 2009, there were approximately 653 record holders of the Company’s Class A membership interests, and 172 record holders of the Company’s Class A-1 membership interests. There are no outstanding warrants or options to purchase any class of Company security, pursuant to compensation plans or otherwise, and there is no class of security convertible into common equity of the Company.
          Each month from April 2004 through December 2008, the Company has paid each Class’s Priority Return. The Priority Return for members is a cumulative but not compounded 10% return on each Class A Member’s Adjusted Capital Contribution and a cumulative but not compounded 8% return on each Class A-1 Member’s Adjusted Capital Contribution. In addition, the Company made additional distributions to the Class A and Class A-1 Members, as set forth in the following table.

	Class A		Class A-1
	Priority Return	Additional	Priority Return	Additional
2007
First Quarter	$2,402,346	$0	$262,849	$0
Second Quarter	$2,429,038	$1,163,808	$265,770	$78,700
Third Quarter	$2,455,731	$2,296,748	$268,690	$155,312
Fourth Quarter	$2,455,730	$3,371,737	$268,690	$228,005

Total	$9,742,845	$6,832,293	$1,065,999	$462,017

2008
First Quarter	$2,402,346	$0	$262,849	$0
Second Quarter	$2,429,038	$1,451,618	$265,770	$98,162
Third Quarter	$2,455,731	$2,756,096	$268,690	$186,374
Fourth Quarter	$2,455,730	$3,215,448	$268,690	$217,437

Total	$9,742,845	$7,423,162	$1,065,999	$501,973
          Based upon current conditions in the hotel industry, we anticipate that we will continue to pay Priority Returns, but it is uncertain whether additional distributions will continue to be made at similar levels and with similar frequency. As we continue to acquire and build hotels, we anticipate that the aggregate dollars of distributions will increase; however, this is not anticipated to result in a larger distribution per unit because we anticipate using additional equity in order to fund such growth. No assurance can be given that the foregoing anticipated level of distributions will be attained.
October 2008 Offering
          We began a private offering of our Class A-1 membership interests pursuant to a Confidential Private Placement Memorandum dated October 21, 2008. The Class A-1 membership interests are offered privately, pursuant to an exemption under Rule 506 of the Securities Act of 1933. No interests are offered to unaccredited investors, and no sales are made to unaccredited investors. A total of 2,000 units of Class A-1 membership, for an aggregate offering price of $100,000,000, are offered at $50,000 per unit. In the sole discretion of the Board of Managers, we may increase the total number of units offered to 4,000 for an aggregate offering price of $200,000,000. As of February 28, 2009 we have received and accepted subscriptions from 89 holders for 285.35 units with gross proceeds of $14,267,500. Commissions on the sales totaled $1,347,185, for net proceeds of $12,919,715. There is no particular class of offerees for the Class A-1 Units, and the Units are sold to individuals, entities, and institutional buyers. The offering will close on August 31, 2009, unless extended to October 20, 2009 in the discretion of the Company Manager.

October 2005 Offering
          We began a private offering of our Class A-1 membership interests pursuant to a Confidential Private Placement Memorandum dated October 21, 2005. The Class A-1 membership interests were offered privately, pursuant to an exemption under Rule 506 of the Securities Act of 1933. No interests were offered to unaccredited investors, and no sales were made to unaccredited investors. A total of 750 units of Class A-1 membership, for an aggregate offering price of $75,000,000, were offered at $100,000 per unit. We received and accepted subscriptions from 124 holders for 133.25 units with gross proceeds of $13,325,000. Commissions on the sales totaled $867,500, for net proceeds of $12,457,500. There was no particular class of offerees for the Class A-1 Units, and the Units were sold to individuals, entities, and institutional buyers. The offering was closed on July 31, 2006.

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
Income Statement Data (in millions)

	For the Years Ended				Period From
	December 31,	December 31,	December 31,	December 31,	February 13, 2004 to
	2008	2007	2006	2005	December 31, 2004
Operating Revenues	$137.4	$116.3	$102.9	$74.5	$39.2
Income From Continuing Operations	$4.1	$3.5	$7.5	$7.3	$2.1
Net Income	$13.1	$14.0	$9.4	$3.7	$1.6

Earning Data

Income From Continuing Operations Per Unit(1)	$2,611.26	$2,232.42	$4,844.92	$5,710.61	$2,098.25
Net Earnings Per Unit (1)	$8,411.67	$9,012.19	$6,116.61	$2,860.82	$1,590.94

Aggregate Cash
Distributions Paid(1)	$26,702,848	$24,839,848	$25,148,544	$21,618,861	$10,719,466
To Class C	$6,683,725	$5,612,615	$5,780,665	$5,319,822	$2,298,112
Per Class C Unit(1)	$38,501	$32,331	$33,299	$30,644	$13,238
To Class B	$1,285,144	$1,124,079	$1,160,779	$1,234,396	$768,469
Per Class B Unit(1)	$15,796	$13,816	$14,267	$15,172	$9,445
To Class A	$17,166,006	$16,575,137	$16,784,874	$15,064,643	$7,652,885
Per Class A Unit(1)	$14,714	$14,208	$14,388	$14,633	$10,360
To Class A-1	$1,567,973	$1,528,017	$1,422,226	$0	$0
Per Class A-1 Unit(1)	$11,767	$11,467	$11,654	$0	$0

Weighted Average Number of Units Outstanding
Class C	173.60	173.60	173.60	173.60	173.60
Class B	81.36	81.36	81.36	81.36	81.36
Class A	1,166.62	1,166.62	1,166.62	1,029.49	738.71
Class A-1	133.25	133.25	122.04	0	0
Total	1,554.83	1,554.83	1,543.62	1,284.45	993.67

(1)	For purposes of determining the number of units outstanding, we assumed that a member acquires a Unit of membership by making a capital contribution of $100,000. As described in the Company’s Registration Statement filed on Form 10, the Company is periodically re-valued by a third party, and the valuation at the time of purchase determines the respective member’s Sharing Ratio in the Company. Thus, each member’s Units may carry different Sharing Ratios. A member’s distributions are determined, in part, by their Sharing Ratio. Therefore, the above Cash Distributions per Unit are averages.
Balance Sheet Data (in millions)

	For the Periods Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004
Total Assets	$494.8	$448.0	$356.0	$317.3	$241.1
Long Term Obligations	$350.8	$261.5	$210.1	$180.7	$125.7
Calculation of Sharing Ratios
          Sharing Ratios are the rights to distributions and allocations granted to a Member. Sharing Ratios are determined at the time of purchasing a membership interest and are based upon the capital contributions received pursuant to an offering divided by a recent third-party valuation of the Company. Each respective investor in an offering receives its proportionate share of the Sharing Ratios issued pursuant to such offering based upon the investor’s capital contribution, multiplied by 50%. The Class C Member is allocated a Sharing Ratio equivalent to each Sharing Ratio allocated to an investor. Issuance of new Sharing Ratios results in an adjustment to the existing Sharing Ratios of all classes of members. Aggregate Sharing Ratios as of December 31, 2008 for each membership class were:

Class A	44.99%
Class A-1	4.07%
Class B	7.95%
Class C	42.99%
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
          Capitalized Development and Interest Costs
          The Company capitalizes all hotel development costs and other direct overhead costs related to the purchase and construction of hotels. Additionally, the Company capitalizes the interest costs associated with constructing new hotels. Capitalized development, direct overhead and interest are depreciated over the estimated lives of the respective assets. Organization and start-up costs are expensed as incurred. For the years ended December 31, 2008, 2007, and 2006, the Company capitalized interest of $3,829,267, $4,489,724, and $572,938, respectively.
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
Results of Operations
          The following discussion presents an analysis of results of our operations for the years ended December 31, 2008, 2007, and 2006.

          Our Net Income declined for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily because of a decrease in income from discontinued operations and a higher depreciation expense. The decrease in income from discontinued operations was due to lower gains on the sales of hotels in 2008 compared to hotels sold in 2007. The increase in depreciation is due to newly constructed and remodeled hotels.
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
Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
          Revenues
          We generated $137.4 million of revenues from continuing operations during the year ended December 31, 2008, compared to $116.3 million during the year ended December 31, 2007, an increase in total year-to-year revenues of 18.2%. There are two primary reasons for the increase in revenues from 2007 to 2008. First, we experienced a significant increase in RevPAR, resulting from a strong increase in ADR despite a decline in occupancy rates. Second, we acquired 3 hotels, completed construction of 7 hotels, and disposed of 6 hotels during 2007, for an increase of 4 hotels in our portfolio, and an increase of 464 guestrooms. This is an increase of 8.6% in the number of guestrooms in our portfolio. The revenues of the hotels acquired and constructed during 2007 have continued to stabilize during 2008 as we had the opportunity to improve management at the new hotels.

          The key indicators for the Company’s hotel performance for the years ended December 31, 2008 and 2007 are set forth in the following table (includes hotels with continuing and discontinued operations).

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007	Increase/(Decrease)
All Company Hotels
RevPAR	$66.78	$64.38	$2.40
Average Daily Rate	$100.95	$96.20	$4.75
Occupancy Rate	66.15%	66.92%	(0.77%)
Number of Hotels Owned	62	64	(2)
Number of Guestrooms	5,854	5,863	(9)
          Management attributes the success in increasing ADR and RevPAR at our hotels to several factors. First, hotel management continued to emphasize direct-sales efforts to improve occupancy rates at our hotels. Second, the hotels we sold during 2007 and 2008 tended to be hotels with sub-par ADR and occupancy rates, compared to the remainder of our portfolio. The hotels acquired and constructed tend to command higher room rates, even though the occupancy rates continue to stabilize at these hotels. Third, we have made focused efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate. Our RevPAR increased due to the significant increase in ADR, despite the decrease in portfolio occupancy rates. The decline in occupancy rates was primarily due to increasing supply in the number of hotel rooms in our markets, because our new properties have not yet stabilized and due to decreases in travel nationwide in the third and fourth quarters of 2008. We anticipate that during 2009, occupancy rates will continue to decline and ADRs will decline at our hotels. For additional information, see Cash Provided by/Used in Operating Activities below.
          Hotel Operating Expenses
          Our hotel operating expenses totaled $115.6 million for the year ended December 31, 2008, which was 84.1% of our revenues from continuing operations, and $97.4 million for the year ended December 31, 2007, which was 83.8% of our total revenues. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors. The primary reason for the increase in the percentage of operating expenses to revenues was because of depreciation expense related to newly constructed hotels and due to renovations that have occurred at several of our hotels during the past three years.
               Depreciation and Amortization
          Our depreciation and amortization expense totaled $22.5 million for the year ended December 31, 2008, and $16.4 million for the year ended December 31, 2007. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.
               Management Expense
          We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the year ended December 31, 2008, we reimbursed The Summit Group $4.2 million related to total revenues, and $4.2 million related to revenues from continuing operations in hotel management and Company Manager expenses, which was 3.0% of total revenues and 3.0% of revenues from continuing operations. During the year ended December 31, 2007, we reimbursed The Summit Group $4.1 million of total revenues, and $3.6 million related to revenues from continuing operations in hotel management and Company Manager expenses, which was 3.1% of total revenues and 3.1% of revenues from continuing operations. Additional information concerning reimbursements and payments to The Summit Group is discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.
               Repairs and Maintenance
          We incurred $8.1 million in repair and maintenance expenses for the year ended December 31, 2008, and $10.5 million in repair and maintenance expenses for the year ended December 31, 2007. The decrease in repair and maintenance expenses during 2008 is due to the large number of properties remodeled during 2007 compared to 2008, and because several hotels underwent their regular improvements as requested by the franchisors during 2007. During the twelve months ended December 31, 2008, we renovated 1 hotel which renovation cost less than $500,000, and we renovated 3 hotels with each renovation costing in excess of $500,000. Of these renovations, 1 was due to conversion from one franchise system to another, 2 were related to the renovation of acquired properties and 1 was due to franchisor requirements. During the twelve months ended December 31, 2007, we renovated 2 hotels with each renovation costing less than $500,000, and we renovated 9 hotels with each renovation costing in excess of $500,000. Of these renovations, 2 were due to conversion from one franchise system to another, 1 was due to renovations of acquired properties and 8 were due to franchisor requirements. Management anticipates that repair and maintenance expense will decrease during 2009 as there are only 4 hotel renovations scheduled as of March 17, 2009.
          Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
          Revenues
          We generated $116.3 million of revenues from continuing operations during the year ended December 31, 2007, compared to $102.9 million during the year ended December 31, 2006, an increase in total year-to-year revenues of 12.9%. There are two primary reasons for the increase in revenues from 2006 to 2007. First, we experienced a significant increase in RevPAR, resulting from a strong increase in ADR despite a decline in occupancy rates. Second, we acquired 3 hotels, completed construction of 7 hotels, and disposed of 6 hotels during 2007, for an increase of 4 hotels in our portfolio, and an increase of 464 guestrooms. This is an increase of 8.6% in the number of guestrooms in our portfolio.
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
          Hotel Operating Expenses
          Our hotel operating expenses totaled $97.4 million for the year ended December 31, 2007, which was 83.8% of our revenues from continuing operations, and $83.4 million for the year ended December 31, 2006, which was 81.0% of our revenues from continuing operations. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors. The primary reason for the increase in the percentage of operating expenses to revenues was because of increased repairs and maintenance expense, start up costs related to opening 7 new hotels in 2007, and depreciation expense due to renovations at several of our hotels during 2007 and 2006.

               Depreciation and Amortization
          Our depreciation and amortization expense totaled $16.4 million for the year ended December 31, 2007, and $13.9 million for the year ended December 31, 2006. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.
               Management Expense
          We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the year ended December 31, 2007, we reimbursed The Summit Group $4.1 million related to total revenues, and $3.6 million related to continuing operations in hotel management and Company Manager expenses, which was 3.1% of total revenues and 3.1% of revenues from continuing operations. During the year ended December 31, 2006, we reimbursed The Summit Group $4.0 million related to total revenues, and $3.3 million related to continuing operations in hotel management and Company Manager expenses, which was 3.2% of total revenues and 3.2% of revenues from continuing operations. Additional information concerning reimbursements and payments to The Summit Group is discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.
               Repairs and Maintenance
          We incurred $10.5 million in repair and maintenance expenses for the year ended December 31, 2007, and $8.4 million in repair and maintenance expenses for the year ended December 31, 2006. The increase in repair and maintenance expenses during 2007 is due to the large number of properties remodeled during 2007, and because several hotels underwent their regular improvements as requested by the franchisors. During the twelve months ended December 31, 2007, we renovated 2 hotels with each renovation costing less than $500,000, and we renovated 9 hotels with each renovation costing in excess of $500,000. Of these renovations, 2 were due to conversion from one franchise system to another, 1 was related to the renovation of an acquired property and 8 were due to franchisor requirements. During the twelve months ended December 31, 2006, we renovated 3 hotels with each renovation costing less than $500,000, and we renovated 12 hotels with each renovation costing in excess of $500,000. Of these renovations, 5 were due to renovations of acquired properties and 10 were due to franchisor requirements.
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
Liquidity and Capital Resources
          Cash Provided by/Used in Operating Activities
          Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members. We anticipate that cash flow from operations will be sufficient to fund these operational expenses, debt service, Priority Return payments, and perhaps additional distributions. We maintain a cash reserve to fund anticipated and unanticipated shortfalls in liquidity. The cash reserve balance is reviewed and adjusted on a monthly basis to reflect anticipated decreases in revenues resulting from seasonal fluctuations, declines in revenues resulting from significant events affecting the projected industry revenues, and planned major capital expenditures. We also maintain a $40 million line of credit which may be used to fund acquisition, construction or working capital needs.
          We generated $26.8 million, $25.9 million and $24.2 million in cash from operating activities during the years ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively. This cash generated from operations was used primarily to provide distributions to the members of $26.7 million, $24.8 million and $25.1 million during the years ended December 31, 2008, 2007, and 2006, respectively.
          We have historically made monthly Priority Return distributions to Class A and Class A-1 members. In addition, generally during April, July and October, we have distributed excess cash resulting from hotel operations to Class A, Class A-1, Class B and Class C members. During the years ended December 31, 2008, 2007 and 2006, the Company’s average monthly Priority Return distribution was $900,737, $900,737, and $893,128, respectively. During the years ended December 31, 2008, 2007 and 2006, the Company’s average monthly distribution of excess cash was $1,324,500, $1,169,250, and $1,202,584, respectively. There can be no assurance that we will be able to make the monthly Priority Return or additional distributions in the future. As of the date of this annual report, management believes that we will continue to make the monthly Priority Return distributions for the foreseeable future, however, we are uncertain whether additional distributions will be made, and the timing of such distributions.
          Many economists have reported that the United States is in a severe recession. During the third and fourth quarters of 2008, many individuals and families cancelled or postponed leisure travel plans. Furthermore, corporations and businesses throughout the United States eliminated or significantly restricted travel budgets. As a result, occupancy rates fell in hotels across the country. In addition, luxury hotels have drastically reduced their room rates, thus competing with mid-scale hotels. These trends appear to have intensified in the first quarter of 2009. Hotels in large metropolitan areas appear to have suffered the most significant effects of the financial crisis. Hotels in mid-sized and smaller markets have also experienced declining revenues, but to a lesser degree than in major metropolitan areas.
          The Company experienced declining occupancy rates in 2008 due to over-building of hotels in many markets. The decline in occupancy rates intensified during the third and fourth quarters as the nationwide recession worsened. Furthermore, we have been forced to reduce room rates at many of our hotels in order to remain competitive. Our hotels located in major metropolitan areas (including Bellevue, Washington, Dallas, Texas, Phoenix, Arizona) have experienced the most significant declines in occupancy rates and ADR. Our hotels located in mid-sized and smaller markets have experienced smaller declines in occupancy rates and ADR. Thus, our diversity across various markets has helped to lessen the impact of the recession on our portfolio.
          In order to combat the effects of the recession and over-building in many markets, we continue to focus on remaining highly competitive within our markets, and engaging in the direct sales process. Furthermore, our hotels have intensified efforts to provide a quality guest-experience, but with reduced expenses. Hotel staffs have been reduced, primarily through attrition. Expenses are very closely monitored and controlled, but with a focus on not reducing guest satisfaction. As a result of these efforts, management expects that our hotels will remain profitable in 2009. Therefore, for the foreseeable future, management anticipates that we will have sufficient resources to fund hotel operating expenses, make all debt service payments, make capital improvements, and continue to make Priority Return distributions to our investors.
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
          Proceeds received from the disposition of hotels are generally reinvested and used to finance additional hotel property purchases or construction of new hotels. During the year ended December 31, 2008, we received $23.6 million of cash from the disposition of hotels and related assets which was used primarily to pay down debt and was reinvested into purchases of land, construction costs, and new furniture or equipment. During the year ended December 31, 2007, we received $35.6 million of cash from the disposition of hotels and related assets which was used primarily to pay down debt and was reinvested into purchases of land and new furniture or equipment. During the year ended December 31, 2006, we received $8.5 million of cash from the disposition of hotels and related assets which was used primarily to pay down debt and was reinvested into purchases of land and new furniture or equipment.

          Certain of our borrowing arrangements require that we maintain cash reserves for payment of property taxes, insurance and maintenance expenses of our hotels. These restricted funds are for use only at the hotels financed by the respective lender requiring the reserve. As of December 31, 2008, $4.2 million of cash reflected on our balance sheet was classified as restricted, and was not available for other operating purposes. As of December 31, 2007, $3.7 million of cash reflected on our balance sheet was classified as restricted, and was not available for other operating purposes. As of December 31, 2006, $3.8 million of cash reflected on our balance sheet was classified as restricted, and was not available for other operating purposes.
          For additional information, see Construction and Development Requirements below.
          Cash Provided by/Used in Financing Activities
          Purchases of hotels and new hotel construction have historically been funded with a mix of 35%-40% equity, and 60%-65% debt financing. During 2007 and 2008, we leveraged many of our newly acquired and constructed hotels with up to 100% financing, causing the leverage on our entire portfolio to increase.
          Proceeds from the issuance of long-term debt generated $4.8 million in 2008, $8.8 million in 2007, and $13.6 million in 2006. In 2007 and 2008, these funds were used primarily to pay down short-term notes payable. The funds were used to purchase furniture and equipment in 2006.
          For additional information, see Construction and Development Requirements below.
Additional Information Concerning Sources and Uses of Cash
          Major capital improvements on existing hotels and the acquisition or construction of new hotels is funded primarily through financing of hotels with commercial lenders and equity contributions.
          In October 2008, we began a private equity offering. As of February 28, 2009, we have received and accepted subscriptions from 89 holders for 285.35 $50,000 Units with gross proceeds of $14.3 million (net proceeds of $12.9 million). These proceeds were used to finance new hotel construction and pay down debt related to land and hotel acquisitions.
          In October 2005, we began a private equity offering. We received and accepted subscriptions from 124 holders for 133.25 $100,000 Units with gross proceeds of $13.3 million (net proceeds of $12.5 million). All proceeds from the offering were received during 2006. These proceeds were used to acquire hotel properties and land and pay down debt related to land and hotel acquisitions.
          Additional information concerning these offerings is discussed in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          We have acquired a considerable number of land and hotel properties during the past three years. The total cost of land and hotel properties acquired that have been financed directly through issuance of debt was $16.4 million in 2008, $42.3 million in 2007, and $30.4 million in 2006. We have also continued to construct new hotels on the land that we have purchased. The total cost of construction in progress that has been financed directly through issuance of debt was $38.8 million in 2008, $78.8 million in 2007, and $12.2 million in 2006. These projects have been funded through several bank loans, including:
•	On March 5, 2007 we entered into agreements with Fortress Credit Corp. for the purpose of financing our equity requirements for the acquisition, development and construction of real estate and hotel properties. The loan is in the amount of $99.7 million. Up to $75.0 million of the loan may be advanced to fund a portion of real estate acquisition and construction costs. The remaining $24.7 million may be advanced to fund interest payments under the loan, which accrue monthly. As of December 31, 2008, the outstanding principal balance of the loan was $74.9 million. The loan carries a variable interest rate of 30-day LIBOR plus 575 basis points, and matures March 2010 with two one-year maturity date extensions available. No principal payments are scheduled. The loan is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries.

•	We entered into agreements securing a $40 million line of credit with First National Bank of Omaha for the purpose of temporarily funding acquisitions and construction of new hotels (“Acquisition Line of Credit”). The Acquisition Line of Credit carries an interest rate at the prime rate less 1/2% for non-real estate secured advances, and at the prime rate less 3/4% for real estate secured advances. The borrowings under the Acquisition Line of Credit are repaid as permanent financing and equity sources for such acquisitions are secured. The outstanding balance on the Acquisition Line of Credit as of December 31, 2008 was $12.3 million and $21.6 million on December 31, 2007. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00. The Acquisition Line of Credit matures on June 24, 2009. We anticipate extending the maturity date prior to June 24, 2009.

•	In addition, we entered into agreements securing a $50 million credit pool with First National Bank of Omaha for the permanent financing of hotels. Each loan from the credit pool is classified as either a Pool One loan or a Pool Two loan. Loans from Pool One pay interest only for a maximum of two years, and carry an interest rate of LIBOR plus 2.15%. Loans from Pool Two are for a term of five years, and principal and interest payments are based upon a twenty-year amortization schedule. The Pool Two loans carry an interest rate ranging from LIBOR plus 1.75% to LIBOR plus 2.25%, depending upon the Company’s most recent financial performance. Under this arrangement, our hotels can be financed in Pool One for up to two years and then be financed in Pool Two for up to five years. The outstanding balance on the Credit Pool as of December 31, 2008 was $44.3 million and $26.5 million on December 31, 2007. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00.

•	On February 29, 2008, the Company entered into a loan with General Electric Capital Corporation in the amount of $11.4 million to fund the land acquisition and hotel construction located in San Antonio, TX. The loan carries a variable interest rate of LIBOR plus 255 basis points, and matures in May 2014. The outstanding balance as of December 31, 2008 was $9.9 million.

•	On October 3, 2008, the Company entered into a loan with Bank of the Cascades in the amount of $13.27 million to fund the land acquisition and construction of the Residence Inn hotel located in Portland, OR. The loan carries a variable interest rate of the Bank of the Cascades prime rate, with a floor of 6%, and matures in September 2011, with a one-year extension available. The outstanding balance as of December 31, 2008 was $1.9 million.

•	On September 17, 2008, the Company entered into a loan with Compass Bank in the amount of $19.3 million to fund the construction of a hotel located in Flagstaff, Arizona. The loan carried a variable rate of the prime rate minus 25 basis points, and matures in May 2018. The outstanding principal balance as of December 31, 2008 was $3.0 million.

•	In 2005, we obtained a note payable with MetaBank providing the Company with short-term construction financing up to $8.45 million which expires on April 29, 2009. Interest on unpaid principal is payable monthly at a rate equal to one quarter of one percent below the National Base Rate. The amount outstanding on this note payable was $8.45 million on December 31, 2008. Management anticipates that this note will be renewed at maturity.

•	On August 15, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $11.3 million to fund the land acquisition and hotel construction located in Baton Rouge, LA. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in May 2017. The outstanding balance as of December 31, 2008 was $9.6 million.

•	On April 30, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $9.5 million to fund the land acquisition on hotel construction located in Denver, CO. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in May 2017. The outstanding balance as of December 31, 2008 was $9.4 million.

•	On December 22, 2006, the Company entered into another two construction loans with ING Investment Management. The loans are for the purpose of refinancing the purchase of real estate and financing the future construction of a hotel located in Ft. Collins, CO. The loan for $2.6 million was paid in full during 2009. The loan for $8.32 million has a fixed rate of 6.34% and a maturity date of July 1, 2012. The amount outstanding on these notes payable was $8.3 million and $10.9 million at December 31, 2008 and 2007, respectively.

•	On November 1, 2006, the Company entered into two construction loans with ING Investment Management. The loans are for the purpose of refinancing the purchase of real estate and financing the future construction of a hotel located in Jackson, MS. The loan for $2.1 million was paid in full during 2008. The loan for $6.6 million has a fixed rate of 6.61% and a maturity date of November 1, 2028. The amount outstanding on these notes payable was $6.6 million and $7.4 million at December 31, 2008 and 2007, respectively.

•	On July 25, 2006, we secured two construction/semi-permanent loans from M&I Marshall & Ilsley Bank to finance the construction of two hotels in Bloomington, Minnesota. The outstanding balance as of December 31, 2008 and 2007 was $21.4 million and $22.1 million, respectively. The interest rate is variable, at LIBOR plus 3.90%. Both notes were refinanced in January 2009, and now carry a maturity date of December 31, 2010.

•	In 2006, we also obtained two notes payable with BNC National Bank for short-term construction financing up to $8,245,000. The note for $7,120,000 was refinanced on October 1, 2008. It carries a variable interest rate of the prime rate minus 25 basis points and matures April 1, 2016. The amount outstanding on this note was $6.1 million at December 31, 2008. The note for $1,125,000 was paid in full during 2008.
          We have also obtained financing with regional banks, or in connection with a hotel acquisition have assumed the financing, for several of our hotels. As of December 31, 2008, 57.8% of our long-term debt on the hotels carried a fixed interest rate. Certain of these loans may contain provisions requiring maintenance of specific leverage ratios or replacement reserves.
          In the quarterly report filed on November 13, 2008 on Form 10-Q, we reported that we obtained a loan in the amount of $10.85 million from General Electric Capital Corporation in order to fund the acquisition and construction of a hotel located in Houston, Texas. We decided to not begin construction of this hotel, and thus the loan has been terminated.
          In the quarterly report filed on November 13, 2008 on Form 10-Q, we reported the we obtained a loan in the amount of $13.1 million from Haven Trust Bank in order to fund the acquisition and construction of an Aloft hotel located in Jacksonville, Florida. Prior to any significant disbursements being made on the loan, Haven Trust Bank was placed into receivership, and consequently the loan was terminated. The construction of the hotel is currently being funded with equity.
          Due to our significant reliance on financing for the acquisition and construction of hotels, changes in interest rates and underwriting parameters may affect our ability to acquire or build hotels which meet our investment objectives. Due to the current conditions in the banking industry and general economy, many lenders have limited offers for new commercial loans. We have experienced increasing difficulties obtaining financing for our hotels, particularly construction financing, on reasonable terms and conditions. Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at terms similar to those on credit facilities currently financing our hotels. In addition, as of December 31, 2008, approximately 42.2% of our long-term indebtedness carried variable interest rates which increase or decrease with general interest rates changes.

          Construction and Development Requirements
          We have several properties that are under construction and land that is held for future development and construction. The properties under construction and held for development as of December 31, 2008 are described in the table below:

				Acquisition	Opening
Location	# Rooms	Franchise	Status	Date	Date (1)
Baton Rouge, LA (2)	127	Cambria Suites	Construction Completed	7/11/06	12/08
San Antonio, TX (2)	126	Cambria Suites	Construction Completed	1/22/07	12/08
Houston, TX (2)	118	Springhill Suites	Future Construction	2/15/07	TBD
Jacksonville, FL(2)	136	Aloft	Under Construction	11/29/06	08/09
Jacksonville, FL(2)	119	TBA	Future Construction	11/29/06	TBD
Flagstaff, AZ (2)	164	Courtyard by Marriott	Under Construction	4/5/06	09/09
Portland, OR (2)(3)	124	Residence Inn	Under Construction	6/13/07	09/09
Portland, OR (2)(3)	136	Hyatt Place	Under Construction	6/13/07	11/09
El Paso, TX (2)	101	Hampton Inn & Suites	Future Construction	7/16/07	TBD
El Paso, TX (2)	121	Courtyard by Marriott	Future Construction	7/16/07	TBD
Ft. Myers, FL (2)	149	Hyatt Place	Under Construction	8/30/07	10/09
Boise, ID(2)	120	Holiday Inn Express &Suites	Future Construction	10/1/04	TBD
Twin Falls, ID	91	Holiday Inn Express & Suites	Construction Completed	2/1/08	03/09
Twin Falls, ID(2)	116	Courtyard by Marriott	Future Construction	12/9/08	TBD
San Antonio, TX	TBD	Hilton Garden Inn	Future Construction	1/22/07	TBD
San Antonio, TX	TBD	TBD	Future Construction	1/22/07	TBD
Spokane, WA	105	Courtyard by Marriott	Future Construction	7/31/08	TBD
Spokane, WA	108	Springhill Suites	Future Construction	7/31/08	TBD
Missoula, MT	100	Fairfield Inn & Suites	Future Construction	7/17/08	TBD

(1)	The opening date is estimated and is subject to change.

(2)	Number of units and franchise indicate our plans as of March 19, 2009, which are subject to change.

(3)	The real estate is subject to a ground lease.
          The table above does not include renovation or remodeling of hotels, and includes only construction of new hotels. Construction of the Baton Rouge, LA and San Antonio, TX Cambria Suites was financed through General Electric Capital Corporation loans. Construction of the Portland, OR Residence Inn is financed through the Bank of the Cascades loan. Construction of the Flagstaff, AZ Courtyard by Marriott is financed through the Compass Bank loan. The construction of the Jacksonville, FL Aloft, Portland, OR Hyatt Place, and Ft. Myers, FL Hyatt Place hotels are currently being funded with equity, however, a portion of the equity will be replaced with commercial debt at such time as the company locates debt for these projects upon reasonable terms and conditions. The other hotels to be constructed are expected to be financed through the Acquisition Line of Credit, future loans from other lenders, proceeds received from the sale of a hotel, or equity contributions.
          Due to the rapid pace of construction and acquisition of new hotels during 2007 and 2008, the total amount of our debt increased quickly. Because many of the hotels being financed are under construction, however, they are not generating cash from operations. Most of the loans obtained for the construction of new hotels do not require interest payments, and instead interest is financed through advances on the respective construction loans. Hence, in the short-term, we do not anticipate an increased short-term use of cash to fund financing costs as financing costs will be funded by additional debt. At such time as the construction loans begin amortizing, the respective hotels will be operating and are expected to generate cash from operations to fund debt service.
          We have $13.5 million in outstanding debt maturing during 2009 which has been refinanced, and have $6.0 million in scheduled principal payments during 2009. Based upon our current level of operations, funds available on our credit pool, and other financing opportunities believed to be available to the Company, management believes that we have sufficient financing sources to meet scheduled maturities, equity distributions, working capital requirements, anticipated capital expenditures, anticipated operational expenses including advertising and marketing, and scheduled interest and principal debt payments for the foreseeable future. However, financing is increasingly difficult to obtain and there is no assurance that we will be able to refinance our indebtedness as it becomes due, and if we are able to secure financing, that it will be on favorable terms. Furthermore, we have three hotels that are under construction and we have been unable to locate debt to finance such projects on terms and conditions that are reasonable. For these three hotels we continue to seek financing, but in the meantime are funding construction costs with equity and our line of credit.
          We cannot provide assurance that our business will continue to generate cash flow sufficient to service our debt payments. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our debt or obtain additional financing. Our ability to make scheduled principal payments, and to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions affecting the hotel industry and to general economic, financial, competitive, and other factors beyond our control.
Recent Developments
          The Company completed construction and opened a Holiday Inn Express Hotel in Twin Falls, Idaho on March 9, 2009. At such time, the Company’s existing Holiday Inn Express Hotel and adjacent Comfort Inn in Twin Falls were converted to a single hotel and franchised as a Comfort Inn and Suites.
          Acquisitions and Dispositions
          Since December 31, 2008, we have entered into a contract to acquire to sell the Comfort Suites located in St. Joseph, MO. The estimated closing date is April 30, 2009. The sale price is $4.0 million.

Contractual Obligations
          We had the following contractual obligations outstanding as of December 31, 2008 (in millions):

		Due In
		Less Than	Due In	Due In	Due After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$370.3	$19.5	$137.5	$199.1	$14.2
Operating lease obligations	$6.1	$0.2	$0.5	$0.6	$4.8
Other (1)	$19.8	$19.8	$0	$0	$0

Total	$396.2	$39.5	$138.0	$199.7	$19.0

(1)	The line of credit at First National Bank of Omaha had an outstanding balance of $12.3 million as of December 31, 2008. The Company had construction loans with aggregate outstanding balances of $7.5 million as of December 31, 2008. See Item 8. Financial Statements and Supplementary Data — Notes 10 and 11 to Consolidated Financial Statements.
          As of December 31, 2008, including those properties where construction has already started, the Company has entered into construction contracts to develop and build 10 hotels for a total cost of $100.8 million, with a remaining commitment of approximately $66.0 million. Construction will not begin on any property on which construction has not already started until such time as construction financing and equity are in place.
          As of March 19, 2009, the Company is under contract to purchase two parcels of land in Charlotte, North Carolina, for an aggregate purchase price of $6.2 million. The Company anticipates building three hotels on the sites. The aggregate purchase price of the Charlotte properties is $6.2 million, and the estimated construction cost of the hotels to be located on such properties is $44 million. The land acquisition cost will be financed through the Acquisition Line of Credit and equity. Construction on any of the hotels will not begin until construction financing and equity are in place for such hotel.
Off-Balance Sheet Arrangements
          We have no off-balance sheet arrangements that are likely to have a material impact on our assets, liabilities, revenues or operating expenses.
ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. Our primary interest rate exposure is to the 30-day LIBOR rate. We use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We do not use any hedge or other instruments to manage interest rate risk.

          As of December 31, 2008, 54.8% of our debt carried fixed interest rates, and 45.2% carried variable interest rates. As of December 31, 2008, our fixed interest rate debt totaled $213.9 million. Our variable interest rate debt totaled $176.2 million as of December 31, 2008, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit. Assuming no increase in the amount of our variable rated debt, if the interest rates on our variable rated long-term debt were to increase by 1.0%, our cash flow would decrease by approximately $1,762,000 per year. This further assumes that interest payments are regularly due on all of our variable rate debt when, in fact, much of our variable rate debt is for construction of hotels or under the Fortress Credit Corp. line of credit, in which cases interest payments are deferred or capitalized into the cost of the construction project.
          As of December 31, 2007, a total of $179.1 million of our debt, or 53.2%, carried fixed interest rates. As of December 31, 2007, a total of $157.5 million of our debt, or 46.8%, carried variable interest rates, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit.
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
          As our debts mature, the financing arrangements which carry fixed interest rates will become subject to interest rate risk. Approximately $13.5 million of the Company’s long-term debt was due as of December 31, 2008. This debt was refinanced in March 2009 with a variable-rate loan. None of our fixed interest rate debt matures during 2009. Additional information concerning our fixed- and variable-rate debt is included in Item 8. Financial Statements and Supplementary Data — Note 10 to Consolidated Financial Statements.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          See Index to the Financial Statements on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          On November 1, 2008, Gordon, Hughes & Banks, LLP (“GH&B”) resigned as the Company’s independent registered public accounting firm. No report on the Company’s financial statements prepared by GH&B during the prior two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Further, during the prior two fiscal years, and the interim period through the date of resignation, there were no disagreements between the Company and GH&B on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of GH&B, would have caused it to make reference to the subject matter of the disagreement in connection with a report.
          During 2008, GH&B entered into an agreement with Eide Bailly, LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of GH & B and certain of the professional staff and shareholders of GH&B joined Eide Bailly either as employees or partners of Eide Bailly and will continue to practice as members of Eide Bailly.
          Concurrent with the resignation of GH&B, the Company, through and with the approval of its Audit Committee, engaged Eide Bailly as its independent registered public accounting firm.
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
          As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008, is effective.
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
          As of March 19, 2009, there is one vacant position on the Board of Managers. This position will be filled by The Summit Group, Inc., the Class C Member, in accordance with the provisions of the Third Amended and Restated Operating Agreement.

          The following sets forth certain information concerning each of our Managers and Executive Officers.
Kerry W. Boekelheide.
          Kerry W. Boekelheide, age 54, has been a Manager of the Company since January 2004 and is an appointee of the Class C Member. He has been the Chief Executive Officer of the Company since April 24, 2006. Mr. Boekelheide is the sole owner of The Summit Group, Inc., and is currently its sole director. The Summit Group, Inc. was formed by Mr. Boekelheide and a partner in 1991. Mr. Boekelheide bought out his partner in 2001. The Summit Group, Inc. is an affiliate of the Company, and prior to the formation of the Company, developed and managed numerous hotels. From 1980 through 1991, Mr. Boekelheide served in management and executive officer positions with several hotel development and management companies.
Daniel P. Hansen.
          Daniel Hansen, age 39, has been a Manager of the Company since October 2005 and is an appointee of the Class C Member. Mr. Hansen was appointed as the Chief Financial Officer of the Company on March 4, 2008. He joined The Summit Group, Inc., in 2003 as Vice President of Investor Relations, and became the Executive Vice President and Chief Development Officer for The Summit Group, Inc., in 2007. In these positions, his primary responsibilities included oversight of investor relations, oversight and coordination of site acquisition, development and construction activities, and general officer oversight responsibilities such as strategic planning for the Company and development and maintenance of franchisor relationship. From 1992 to 2003, Mr. Hansen was a Vice-President and Regional Sales Manager for Merrill Lynch in the Texas Mid South Region which included Texas, Louisiana, Arkansas and Oklahoma. His responsibilities included marketing, training, and client acquisition.
Craig J. Aniszewski.
          Craig Aniszewski, age 46, has been a Manager of the Company since January 2004 and is an appointee of the Class C Member. Mr. Aniszewski joined The Summit Group, Inc., in 1997, as the Vice President of Operations and Development. He became the Executive Vice President and Chief Operating Officer of The Summit Group, Inc. in 2007. His primary responsibility is overseeing the operations of the Company’s hotels. Prior to joining The Summit Group, Mr. Aniszewski worked for Marriott International for thirteen years in several hotel operations management positions.
Robert G. Pulver.
          Robert G. Pulver, age 59, has been a Manager of the Company since July 2004 and is an Independent Manager appointed by the Managers. He has been the President and Chief Executive Officer of All-State Industries, Inc. since 1974. All-State Industries manufactures rubber products. Mr. Pulver is a Director of West Bancorporation, Inc. [WTBA], a public bank holding company and West Des Moines State Bank. He is a member of the Board of Directors of Blank Children’s Hospital.

Paul A. Schock.
          Paul Schock, age 51, has been a Manager of the Company since July 2004 and is the Investor Representative appointed by the Class C Member. Mr. Schock has been a Director of VeraSun Energy Corporation since 2005. He served from 2005 through 2006 as the Vice President of Corporate Development of VeraSun Energy. VeraSun Energy, a public company, is a developer, owner and manager of ethanol manufacturing plants. VeraSun filed for Chapter 11 bankruptcy protection on October 31, 2008. It is in the process of winding down its business. From 1989 until 2004, Mr. Schock was a founding partner and co-manager of Bluestem Capital Company, a private equity firm based in Sioux Falls, SD, with approximately $150 million in assets under management. Mr. Schock is currently the founder and Chief Executive Officer of Destination Golf Ventures, LLC, a developer of destination golf resorts.
David A. Timpe
          Mr. Timpe, age 61, has been a Manager of the Company since October 2008 and is an Independent Manager appointed by the Class C Member. Mr. Timpe is a Certified Public Accountant and is a Fellow of the Healthcare Financial Management Association. He was a partner with Eide Bailly, LLP, a public accounting firm, and retired from the firm on May 1, 2007. Mr. Timpe worked for Eide Bailly, LLP and its predecessors for 37 years, and focused primarily on compliance services (audits, cost reports and non-profit tax) for healthcare industry clients.
          Of the Company’s Managers, Mr. Timpe is considered “independent” as defined by federal securities laws and by the New York Stock Exchange corporate governance standards.
          Holders of Class A, Class A-1 and Class B Membership Interests have no right to nominate or vote for the Managers of the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act requires our executive officers and managers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Our officers and managers and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our executive officers, managers and greater than ten percent beneficial owners were satisfied.
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
          The Audit Committee is currently comprised of Managers David Timpe and Paul Schock. Mr. Timpe is the Audit Committee financial expert, as defined by federal securities laws, and is considered “independent” as defined by federal securities laws and the New York Stock Exchange corporate governance standards.
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
          Mr. Boekelheide is the Chief Executive Officer of the Company. Furthermore, he is the Chairman of the Board of Directors and sole shareholder of The Summit Group, Inc. Mr. Boekelheide is also a Class A Member of the Company. In addition, Mr. Boekelheide is the President and principal of Summit Capital Partners, LLC, which acts as a broker-dealer for the Company’s securities offerings. These relationships and compensation, distributions or other payments received during 2008 as a result of such relationships is disclosed in Item 13. Certain Relationships and Related Transactions, and Director Independence.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          There are no outstanding options, warrants or rights to purchase any class of Company security, and no securities are available for issuance under equity compensation plans.
          The following table sets forth information with respect to the beneficial ownership of the Company’s Membership Interests, as of December 31, 2008, by:
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

Certain Beneficial Owners

Name and Address	Percent of
of Beneficial Owner	Class (1)
Class A Interests
Bellevue Partners, L.L.C. 122 S. Phillips Avenue, Suite 300 Sioux Falls, SD 57104	5.36	% (2)

Steven T. Kirby 122 S. Phillips Avenue, Suite 300 Sioux Falls, SD 57104	17.01	% (3)

Bluestem Capital Company 122 S. Phillips Avenue, Suite 300 Sioux Falls, SD 57104	15.40	% (4)
Class A-1 Interests
Bluestem Capital Company 122 S. Phillips Avenue, Suite 300 Sioux Falls, SD 57104	20.61	% (5)
Class C Interests
The Summit Group, Inc. 2701 S. Minnesota Ave., Ste. 6 Sioux Falls, SD 57105	100.00	% (6)
Managers and Executive Officers of the Company

Name	Percent of
of Beneficial Owner	Class (1)
Class A Interests
Kerry W. Boekelheide	8.38	% (7)
Paul A. Schock	14.89	% (8)
Robert G. Pulver	0.14%

All Executive Officers and Managers as a Group (3 persons)	23.41%

Class B Interests
Craig J. Aniszewski	1.05%
Kerry W. Boekelheide	62.63	% (9)
Paul A. Schock	13.92	% (10)

All Executive Officers and Managers as a Group (3 persons)	77.60%

Class C Interests
The Summit Group, Inc.	100.00	% (6)

All Executive Officers and Managers as a Group (1 person)	100.00%

(1)	The Company’s membership interests are presented as percentages of ownership, rather than in shares or units.

(2)	Steven T. Kirby holds sole voting and investment control over Bellevue Partners, LLC.

(3)	Steven T. Kirby may be deemed to be the beneficial owner of Class A interests, including 10.04% of the Class A Interests held by Bluestem Capital Company, L.L.C., in addition to the 5.36% of Class A Interests held by Bellevue Partners, L.L.C., because of his sole voting and investment control over that entity. Mr. Kirby disclaims beneficial ownership of these securities except to the extent of his respective pecuniary interest therein. Voting and investment power for those securities beneficially held by Bluestem Capital Company, LLC is as described in footnote (4). Mr. Kirby holds sole voting and investment power for the remaining 1.7% securities beneficially held.

(4)	Bluestem Capital Company, LLC may be deemed to be the beneficial owner of Class A Interests, including: 3.07% held by Bluestem Capital Partners I, LLC; 5.36% held by Bellevue Partners, LLC; 0.52% held by OSandY Partners, LLC; 0.60% held by Carrier Pasta, LLC; 4.59% held by Bluestem Growth & Income Fund, LLC; and 1.26% held by Bluestem Growth & Income Fund II, LLC. Bluestem Capital Company, LLC disclaims beneficial ownership of these securities except to the extent of its respective pecuniary interest therein. Steven T. Kirby holds sole voting and investment control over Bluestem Capital Company, LLC and each of the entities listed in this footnote (4), except he shares voting and investment power over Carrier Pasta, LLC with John Dennis and Tyler Stowater.

(5)	Bluestem Capital Company may be deemed to be the beneficial owner of Class A-1 interests held by Bluestem Growth & Income Fund II, LLC and Bluestem Select Opportunities Fund, LLC. Bluestem Capital Company, LLC disclaims beneficial ownership of these securities except to the extent of its respective pecuniary interest therein. Steven T. Kirby holds sole voting and investment power over securities held by Bluestem Growth & Income Fund II, LLC and Bluestem Select Opportunities Fund, LLC.

(6)	Kerry W. Boekelheide is the sole stockholder of The Summit Group, Inc., and, holds sole investment and voting control over the interests held by The Summit Group, Inc.

(7)	Kerry W. Boekelheide may be deemed to be the beneficial owner of Class A membership interests, including: 2.79% held by TS One, Inc.; 2.19% held by KS Two, Inc.; and 3.13% held by KS Three, Inc. Mr. Boekelheide shares voting and investment power with James P. Koehler over the securities held by KS Two, Inc. and KS Three, Inc. Mr. Boekelheide shares voting and investment power with Gary Tharaldson over the securities held by TS One, Inc. Mr. Boekelheide disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

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
          The reimbursements to The Summit Group for its services as Hotel Manager and as Company Manager during the year ended December 31, 2008, totaled $4,186,593, which was 3.0%

of revenues from continuing and discontinued operations, December 31, 2007 totaled $4,122,048, which was 3.1% of continuing and discontinued operations revenues, and $3,988,019 during the year ended December 31, 2006, which was 3.2% of continuing and discontinued operations revenues. We also reimbursed The Summit Group $626,685, $637,448, and $546,481 for accounting services during the years ended December 31, 2008, 2007, and 2006, respectively.
Membership Interests.
          The Summit Group is the sole Class C Member of the Company. As of December 31, 2008, 2007, and 2006, the Class C Member owned approximately 42.9911%, 42.8444% and 42.8444% of the total membership interests of the Company, respectively. During the years ended December 31, 2008, 2007 and 2006, The Summit Group received $6,683,725, $5,612,615, and $5,780,665, respectively, in distributions as a result of its Class C interest ownership.
          The Summit Group is a Class B Member of the Company. As of December 31, 2008, 2007, and 2006, it owned 57.56% of the Class B membership interests, and this comprised 4.5749%, 4.6706%, and 4.6706%, respectively, of the total membership interests of the Company. The Summit Group received $728,609, $611,875, and $632,801 in the years ended December 31, 2008, 2007 and 2006, respectively, in distributions as a result of its Class B interest ownership.
          The Summit Group’s Sharing Ratio as a result of its combined Class B and Class C membership interests was 47.57 % as of December 31, 2008, and is subject to increase in the event we issue additional membership interests, including as a result of future private offerings or consolidation of additional entities.
          As of December 31, 2008, 2007 and 2006, the Company had Accounts Payable to The Summit Group in the amount of $3,173,179, $1,137,985, and $1,678,761, respectively, relating to reimbursement of development expenses for acquired properties and management expense.
Summit Capital Partners, LLC
          Summit Capital Partners, LLC fka Summit Real Estate Investments, LLC (“SCP”) provides brokerage services in connection with sales made under the Company’s private offerings. SCP is 100% owned by Kerry W. Boekelheide, and is managed by its President, Kerry W. Boekelheide. Mr. Boekelheide is a Principal, Executive Officer, and a Manager of the Company. SCP may receive selling commissions no greater than 6% of the gross purchase price per Company membership unit sold by SCP. We have also agreed to pay SCP a 1% placement agent fee on the gross purchase price of Company membership units sold by SCP and/or other broker-dealers contracted by SCP, and an offering expense reimbursement fee of 1% of the gross purchase price per Company membership unit sold by SCP. In the years ended December 31, 2008, 2007 and 2006, we paid SCP a total of $206,625, $0, and $218,500, respectively, in commissions and fees related to sales of Company securities.

Kerry W. Boekelheide
          Kerry W. Boekelheide is the sole voting owner and sole director of The Summit Group. Mr. Boekelheide also is a Class A Member of the Company. As of December 31, 2008, he owned 5.4438% of the Class A Membership Interests, and this comprised 2.5006% of the total membership interests of the Company. During the years ended December 31, 2008, 2007 and 2006, Mr. Boekelheide received $578,803, $545,655, and $557,433, respectively, in distributions as a result of his Class A interest ownership.
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
          All other transactions with related parties are subject to the review and approval of the Company Manager or the Board of Managers, as set forth in the Operating Agreement. Transactions with related parties, except as set forth in the Operating Agreement or otherwise approved by the Board of Managers, are to be based upon terms no worse than those that could be received from an independent third party. The Company believes that no transactions were entered into with related parties between January 1, 2008 and December 31, 2008 that did not comply with the above terms.
Manager Independence
          The Board of Managers currently consists of six Managers, who are: Kerry W. Boekelheide, Craig J. Aniszewski, Daniel P. Hansen, Robert Pulver, Paul A. Schock and David Timpe. The Managers were appointed as follows:
•	The Class C Member is entitled to appoint four Managers -Kerry W. Boekelheide, Craig J. Aniszewski, and Daniel Hansen and currently appointed. The Class C Member is entitled to appoint a Manager to the vacant Manager position.

•	One member with a significant membership interest in the Company is appointed annually by the Class C Member (“Investor Representative”) — Paul A. Schock has been appointed in this position.

•	One independent Manager (“Independent Manager”) is appointed by the Managers — Robert Pulver has been appointed in this position.

•	Either one additional Investor Representative is appointed annually by the Class C Member or one additional Independent Manager is appointed by the Class C Member. The Class C Member appointed an Independent Manager — David A. Timpe has been appointed to this position.
          For these purposes, an Independent Manager may be a member of the Company, but shall not be an employee or officer. Each of these persons is either appointed by the Class C Member, or by the Managers, who each has been appointed by the Class C Member. Of the Managers, only David A. Timpe is considered independent pursuant to the New York Stock Exchange corporate governance standards.
          The Company does not maintain an Internet website. The manner for appointment of the Board of Managers and the Company’s definition of independent manager are set forth in the Company’s Third Amended and Restated Operating Agreement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees and Audit-Related Fees
          Gordon Hughes & Banks, LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2007, and through the period ended October 31, 2008. Aggregate fees paid by the Company for professional services rendered by Gordon Hughes & Banks for the year ended December 31, 2007 and period ended October 31, 2008, were as follows:

	Ten Months Ended	Twelve Months Ended
	October 31, 2008	December 31, 2007
Audit Fees	$83,906	$89,825
Quarterly Reviews	$15,531	$12,040
Audit-Related Fees	$0	$0

Total	$99,437	$101,865
          Eide Bailly, LLP, served as our independent registered public accounting firm from November 1, 2008, through December 31, 2008. Aggregate fees paid by the Company for professional services rendered by Eide Bailly, LLP, for the year ended December 31, 2008 were as follows:

Two Months Ended
December 31, 2008
Audit Fees	$6,067
Quarterly Reviews	$0
Audit-Related Fees	$0

Total	$6,067

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
          Our Audit Committee approved all audit and non-audit services provided to us by Eide Bailly, LLP, and Gordon Hughes & Banks during the 2008 and 2007 fiscal years, respectively.
Tax Fees and All Other Fees
          Eide Bailly, LLP provided Audit Committee approved services for income tax preparation of $54,514 in 2008 and $50,602 in 2007. Eide Bailly, LLP also provided audit services of $9,851 for the Summit Group, Inc., 401(k) plan in 2008 and $8,288 in 2007.
Tax Fees and All Other Fees Policies.
          The Company Manager is responsible for hiring and setting the compensation for tax fees and all other fees. The Audit Committee does not have responsibility for pre-approving the services or fees related to such services.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          Financial statements are included herein on pages F-1 — F-25.
          The following Exhibits are filed as part of this annual report:

Exhibit
Number	Description of Exhibit

3.1	Articles of Organization of Summit Hotel Properties, LLC (incorporated by reference to the Registrant’s Registration Statement on Form 10)

3.2	Third Amended and Restated Operating Agreement for Summit Hotel Properties, LLC (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.1	Hotel Management Agreement between Summit Hotel Properties, LLC and The Summit Group, Inc., dated February 11, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.2	First Amendment to Hotel Management Agreement between The Summit Group, Inc. and Summit Hotel Properties, LLC, dated April 24, 2006

Exhibit
Number	Description of Exhibit

(incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.3	Hotel Management Agreement between The Summit Group, Inc. and Summit Hospitality I, LLC, dated December 20, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.4	Hotel Management Agreement between The Summit Group, Inc. and Summit Group of Scottsdale, Arizona, LLC, d/b/a Springhill Suites by Marriott dated July 29, 2003 (identical in all respects to the Hotel Management Agreement between The Summit Group, Inc., and Summit Group of Scottsdale, Arizona, LLC, d/b/a Courtyard by Marriott, dated July 29, 2003, except in the identification of the hotel under management. Such Hotel Management Agreement is omitted.) (Incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.5	Management Agreement between The Summit Group, Inc. and Summit Hospitality V, LLC, dated April 12, 2007 (Incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 31, 2008)

10.6	Managing Dealer Agreement between Summit Hotel Properties, LLC and Summit Capital Partners, LLC dated October 31, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.7	Soliciting Dealer Agreement between Summit Hotel Properties, LLC and Summit Capital Partners, LLC dated October 31, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.8	Loan Agreement between Summit Hospitality I, LLC and Lehman Brothers Bank, FSB dated December 30, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.9	Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company dated December 23, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.10	Deed of Trust Note between Dana Suites/Bell Hospitality, L.L.C., and Credit Suisse First Boston Mortgage Capital, LLC, dated July 31, 1998 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.11	Deed of Trust, Assignment of Leases and Rents and Security Agreement between Dana Suites/Bell Hospitality, L.L.C., and Credit Suisse First Boston Mortgage Capital, LLC, dated July 31, 1998 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.12	Note and Deed of Trust Assumption Agreement between JP Morgan Chase Bank F/K/A Chase Manhattan Bank, a New York banking corporation, as trustee for the registered holders of Credit Suisse First Boston Mortgage Securities Corp., Commercial Pass-Through Certificates, Series 1999-C1, Dana Suites/Bell Hospitality, L.L.C., and Summit Group of Scottsdale, Arizona, LLC (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.13	Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated June 24, 2005 (“Credit Pool”) (incorporated by reference to the Registrant’s Registration Statement on Form 10)

Exhibit
Number	Description of Exhibit

10.14	First Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, dated November 14, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.15	Second Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, dated April 4, 2006 (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 30, 2007)

10.16	Third Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, dated September 29, 2006 (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 30, 2007)

10.17	Fourth Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, dated October 25, 2007 (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 31, 2008)

10.18	Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha dated July 20, 2004 (“Acquisition Line”) (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.19	First Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha dated October 1, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.20	Second Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated June 9, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.21	Third Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated August 24, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.22	Fourth Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated March 1, 2006 (incorporated by reference to the Registrant’s Registration Statement on Form 10)

10.23	Fifth Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated April 12, 2006 (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 30, 2007)

10.24	Sixth Amendment of Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated November 7, 2006 (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 30, 2007)

10.25	Seventh Amendment of Loan Agreement between Summit Hotel Properties, LLC, Summit Hospitality V, LLC and First National Bank of Omaha, N.A. dated April 30, 2007 (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on August 14, 2007)

Exhibit
Number	Description of Exhibit

10.26	Eighth Amendment of Loan Agreement between Summit Hotel Properties, LLC, Summit Hospitality V, LLC and First National Bank of Omaha, N.A. dated May 30, 2007 (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on August 14, 2007)

10.27	Ninth Amendment of Loan Agreement between Summit Hotel Properties, LLC, Summit Hospitality V, LLC and First National Bank of Omaha, N.A. dated October 25, 2007 (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 31, 2008)

10.28	Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated June 15, 2006 (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10)

10.29	First Modification of Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated April 24, 2007 (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on May 15, 2007)

10.30	Modification of Promissory Note and Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated November 28, 2007 (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 31, 2008)

10.31	Loan Agreement between Summit Hotel Properties, LLC and M&I Marshall & Ilsley Bank for loan in the amount of $14,080,000.00, dated July 25, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006)

10.32	First Amendment to Loan Agreement, Note and Collateral Security Documents ($14,080,000.00 loan) between Summit Hotel Properties, LLC and M&I Marshall & Ilsley Bank, dated December 31, 2008

10.33	Loan Agreement between Summit Hotel Properties, LLC and M&I Marshall & Ilsley Bank for loan in the amount of $10,400,000.00, dated July 25, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006)

10.34	First Amendment to Loan Agreement, Note and Collateral Security Documents ($10,400,000.00 loan) between Summit Hotel Properties, LLC and M&I Marshall & Ilsley Bank, dated December 31, 2008

10.35	Loan Agreement between Summit Hotel Properties, LLC and Fortress Credit Corp. dated March 5, 2007 for a loan in the amount of $99,700,000 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2007)

10.36	Loan Agreement between Summit Hotel Properties, LLC and General Electric Capital Corporation dated April 30, 2007 for a loan in the amount of $9,500,000 (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on May 15, 2007)

10.37	Loan Agreement between Summit Hotel Properties, LLC and General Electric Capital Corporation dated August 15, 2007 for a loan in the amount of $11,300,000 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007)

Exhibit
Number	Description of Exhibit

10.38	Loan Modification Agreement between Summit Hotel Properties, LLC and General Electric Capital Corporation ($11,300,000 loan) dated December 2008

10.39	Loan Agreement between Summit Hospitality V, LLC and General Electric Capital Corporation dated February 29, 2008 for a loan in the amount of $11,400,000 (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 31, 2008)

10.40	Loan Agreement between Summit Hotel Properties, LLC and Compass Bank, dated September 17, 2008 for a loan in the amount of $19,300,000 (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on November 13, 2008)

14.1	Code of Ethics (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 30, 2007)

16.1	Correspondence dated November 18, 2008 from Gordon, Hughes & Banks, LLP concerning change in certifying accountant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2008)

21.1	List of Subsidiaries of the Registrant

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer.

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.

99.1	List of hotel properties with operating information

99.2	Amended and Restated Audit Committee Charter adopted in July 2007 (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on August 14, 2007)

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, LLC

Date: March 31, 2009	By:	/s/ Kerry W. Boekelheide Kerry W. Boekelheide
Chief Executive Officer and Manager
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kerry W. Boekelheide Kerry W. Boekelheide	Chief Executive Officer and Manager	March 31, 2009

/s/ Daniel P. Hansen Daniel P. Hansen	Chief Financial Officer and Manager	March 31, 2009

/s/ Craig J. Aniszewski Craig J. Aniszewski	Manager	March 31, 2009

/s/ Robert Pulver Robert Pulver	Manager	March 31, 2009

/s/ David A. Timpe David A. Timpe	Manager	March 31, 2009

/s/ Paul A. Schock Paul A. Schock	Manager	March 31, 2009

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
          The Company did not furnish an annual report or proxy materials to security holders during 2008. The Company does not anticipate furnishing an annual report or proxy materials to security holders subsequent to the filing of this annual report.

SUMMIT HOTEL PROPERTIES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Managers
Summit Hotel Properties, LLC
Sioux Falls, South Dakota
We have audited the accompanying consolidated balance sheet of Summit Hotel Properties, LLC (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, changes in members’ equity and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the consolidated financial position of Summit Hotel Properties, LLC as of December 31, 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Eide Bailly, LLP
Greenwood Village, Colorado
March 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Managers
Summit Hotel Properties, LLC
Sioux Falls, South Dakota
We have audited the accompanying consolidated balance sheet of Summit Hotel Properties, LLC (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the two years in the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Hotel Properties, LLC as of December 31, 2007 and the consolidated results of its operations and its cash flows for each of the two years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
March 21, 2008

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,153,435	$7,776,395
Restricted cash	1,679,027	2,462,947
Trade receivables	2,622,164	3,192,708
Prepaid expenses and other	2,170,955	1,863,846

Total current assets	24,625,581	15,295,896

PROPERTY AND EQUIPMENT, NET	461,894,270	426,494,205

OTHER ASSETS
Deferred charges and other assets, net	5,664,796	4,998,923
Restricted cash	2,570,374	1,201,183

Total other assets	8,235,170	6,200,106

TOTAL ASSETS	$494,755,021	$447,990,207

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$19,508,600	$40,837,000
Lines of credit	12,288,500	21,575,864
Notes payable	7,469,865	12,700,557
Accounts payable	3,770,908	4,862,128
Related party accounts payable	3,173,179	1,137,985
Accrued expenses	9,956,372	9,639,577

Total current liabilities	56,167,424	90,753,111

LONG-TERM DEBT, NET OF CURRENT PORTION	350,826,837	261,544,939

COMMITMENTS AND CONTINGENCIES (NOTE 15)

MINORITY INTERESTS	(1,624,463)	(1,702,732)

MEMBERS’ EQUITY
Class A, 1,166.62 units issued and outstanding	76,512,442	82,892,941
Class A-1, 196.50 & 133.25 units issued and outstanding, respectively	15,855,756	10,672,761
Class B, 81.36 units issued and outstanding	3,007,247	4,108,213
Class C, 173.60 units issued and outstanding	(5,990,222)	(279,026)

Total members’ equity	89,385,223	97,394,889

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$494,755,021	$447,990,207

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
REVENUES
Room revenues	$135,062,049	$114,379,954	$101,256,354
Other hotel operations revenues	2,345,091	1,886,164	1,690,237

	137,407,140	116,266,118	102,946,591

COSTS AND EXPENSES
Direct hotel operations	43,129,245	35,802,298	31,811,736
Other hotel operating expenses	15,446,788	12,240,911	10,840,207
General, selling and administrative	26,418,069	22,443,526	18,417,662
Repairs and maintenance	8,081,770	10,487,992	8,440,939
Depreciation and amortization	22,524,416	16,419,680	13,874,827

	115,600,288	97,394,407	83,385,371

INCOME FROM OPERATIONS	21,806,852	18,871,711	19,561,220

OTHER INCOME (EXPENSE)
Interest income	198,517	457,535	634,262
Interest (expense)	(17,168,943)	(14,425,732)	(11,285,183)
Gain (loss) on disposal of assets	(392,092)	(654,713)	(770,680)

	(17,362,518)	(14,622,910)	(11,421,601)

INCOME BEFORE MINORITY INTERESTS	4,444,334	4,248,801	8,139,619

MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED PARTNERSHIPS	384,269	777,762	660,904

INCOME FROM CONTINUING OPERATIONS	4,060,065	3,471,039	7,478,715

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	9,844,951	11,256,578	2,502,467

NET INCOME BEFORE INCOME TAXES	13,905,016	14,727,617	9,981,182

STATE INCOME TAX (EXPENSE)	(826,300)	(715,187)	(539,460)

NET INCOME	$13,078,716	$14,012,430	$9,441,722

BASIC AND DILUTED EARNINGS PER $100,000 CAPITAL UNIT	$8,411.67	$9,012.19	$6,116.61

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT (based on $100,000 investment)	1,554.83	1,554.83	1,543.62

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	# of Capital
	Units	Class A	Class A-1	Class B	Class C	Total
BALANCES, JANUARY 1, 2006	1,421.58	$95,596,821	$—	$6,133,132	$9,741,676	$111,471,629

Proceeds from Class A-1 units issued in private placement	133.25	—	12,457,500	—	—	12,457,500

Net Income	—	9,441,722	—	—	—	9,441,722

Distributions to members	—	(16,784,874)	(1,422,226)	(1,160,779)	(5,780,665)	(25,148,544)

BALANCES, DECEMBER 31, 2006	1,554.83	$88,253,669	$11,035,274	$4,972,353	$3,961,011	$108,222,307

Net Income	—	11,214,409	1,165,504	259,939	1,372,578	14,012,430

Distributions to members	—	(16,575,137)	(1,528,017)	(1,124,079)	(5,612,615)	(24,839,848)

BALANCES, DECEMBER 31, 2007	1,554.83	82,892,941	10,672,761	4,108,213	(279,026)	97,394,889

Proceeds from Class A-1 units issued in private placement	63.25	—	5,614,466	—	—	5,614,466

Net Income	—	10,785,507	1,136,502	184,178	972,529	13,078,716

Distributions to members	—	(17,166,006)	(1,567,973)	(1,285,144)	(6,683,725)	(26,702,848)

BALANCES, DECEMBER 31, 2008	1,618.08	$76,512,442	$15,855,756	$3,007,247	$(5,990,222)	$89,385,223

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
OPERATING ACTIVITIES
Net income	$13,078,716	$14,012,430	$9,441,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,027,566	18,887,126	16,648,183
Minority interests in operations of consolidated partnership	384,269	777,762	660,904
(Gain) loss on disposal of assets	(8,604,779)	(10,379,556)	(1,239,881)
Changes in current assets and liabilities:
Trade receivables	570,544	(41,035)	255,083
Prepaid expenses and other	(307,109)	(102,077)	(589,289)
Accounts payable and related party accounts payable	(1,656,286)	1,180,615	(1,439,273)
Accrued expenses	316,909	1,601,614	459,272

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	26,809,830	25,936,879	24,196,721

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(12,904,466)	(3,841,941)	(3,675,560)
Purchases of other property and equipment	(6,628,779)	(9,465,898)	(9,153,411)
Proceeds from asset dispositions, net of closing costs	23,584,638	35,581,012	8,502,709
Restricted cash fundings	(585,271)	164,348	3,311,363

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,466,122	22,437,521	(1,014,899)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	4,837,000	8,853,669	13,623,349
Principal payments on long-term debt	(20,909,992)	(22,932,344)	(4,256,063)
Financing fees on long-term debt	(942,405)	(1,277,528)	(682,919)
Net change in notes payable	18,510,867	(7,432,397)	(5,089,178)
Proceeds from equity contributions	5,614,466	—	—
Distributions to members	(26,702,848)	(24,839,848)	(25,148,544)
Distributions to minority interests	(306,000)	(969,000)	(969,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(19,898,912)	(48,597,448)	(22,522,355)

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,377,040	(223,048)	659,467

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,776,395	7,999,443	7,339,976

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,153,435	$7,776,395	$7,999,443

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — PAGE 2
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest, net of the amounts capitalized below	$17,833,598	$15,867,060	$13,137,445

Interest capitalized	$3,829,267	$4,489,724	$572,938

Cash payments for state income taxes	$781,081	$356,187	$1,305,895

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL INFORMATION:

Acquisitions of hotel properties and land through issuance of capital units	$—	$—	$6,547,500

Acquisitions of hotel properties and land through issuance of debt	$16,447,237	$42,341,906	$30,361,372

Acquisitions of hotel properties and land financed through like-kind exchange	$—	$—	$2,592,260

Construction in progress financed through related party accounts payable	$2,600,260	$690,629	$2,306,235

Construction in progress financed through issuance of debt	$38,765,692	$78,752,652	$12,183,112

Conversion of notes payable to long-term debt	$12,772,819	$—	$17,274,484

Issuance of long-term debt to refinance existing long-term debt	$11,073,070	$3,286,331	$14,425,622

Conversion of debt to equity	$—	$—	$5,910,000

Financing costs funded through construction draws	$1,651,886	$—	$—

Sale proceeds from dispositions used to payoff long-term debt	$4,215,362	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 1 — PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Summit Hotel Properties, LLC, “The Company”, (a South Dakota limited liability company) was organized January 8, 2004, and is engaged in the business of developing, owning and operating hotel properties.
The Company has agreements for the use of various trade names, trademarks and service marks which include Carlson Hospitality, Choice Hotels International, Hilton Hotel Corporation, Intercontinental Hotels Group, Hyatt Hotel Corporation and Marriott International. The Company also owns and operates two independent non-franchised hotels. As of December 31, 2008, the Company owned and managed 62 hotels, representing approximately 5,954 rooms located in 19 states. As of December 31, 2007, the Company owned and managed 64 hotels, representing approximately 5,863 rooms located in 19 states. As of December 31, 2006, the Company owned and managed 60 hotels, representing approximately 5,399 rooms located in 20 states. The Company’s hotel properties are located throughout various regions of the United States. Hotels operating in any given region are potentially susceptible to adverse economic and competitive conditions as well as unique trends associated with that particular region. The potential adverse affect of such conditions on the Company’s business, financial position, and results of its operations is mitigated due to the diversified locations of the Company’s properties.
Basis of Presentation and Consolidation
The Company is a 49% owner and the primary beneficiary of Summit Group of Scottsdale, AZ, LLC (“Scottsdale”), which qualifies as a variable interest entity. Accordingly, the financial position and results of operations and cash flows of Scottsdale have been included in the accompanying consolidated financial statements. The entity was formed for the purpose of purchasing two hotel properties in Scottsdale, AZ and its activities primarily relate to owning and operating those two hotel properties. As of December 31, 2008 and for the year then ended, Scottsdale had assets of $21,291,843, liabilities of $14,725,106, revenues of $8,871,475 and expenses of $7,049,137. As of December 31, 2007 and for the year then ended, Scottsdale had assets of $21,842,939, liabilities of $15,429,670, revenues of $10,062,022, and expenses of $7,468,129. As of December 31, 2006 and for the year then ended, Scottsdale had assets of $22,397,585, liabilities of $15,609,339, revenues of $9,728,311, and expenses of $7,363,551. Included in the consolidated assets are assets as of December 31, 2008 totaling $19,037,378 which represent collateral for obligations of Scottsdale. The Company’s maximum exposure to loss is $6,566,737. Apart from that amount, creditors and the beneficial holders of Scottsdale have no recourse to the assets or general credit of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has only one operating segment.
The Company has adopted FIN 46R“Consolidation of Variable Interest Entities”. Under FIN 46R, variable interest entities (“VIEs”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. In applying FIN 46R, management has utilized available information and reasonable assumptions and estimates in evaluating whether an entity is a VIE and which party is the primary beneficiary. These assumptions and estimates are subjective and the use of different assumptions could result in different conclusions.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
Beginning on October 1, 2004, the Company considered its interest in Summit Group of Scottsdale, AZ, LLC, a VIE in which the Company is the primary beneficiary. As per the provisions of FIN 46R, the Company’s interest in the VIE has been included in the accompanying consolidated financial statements.
The Company is the 100% owner of several special purpose entities which were established due to various lending requirements. These entities include Summit Hospitality I, LLC; Summit Hospitality II, LLC; Summit Hospitality III, LLC; Summit Hospitality IV, LLC; and Summit Hospitality V, LLC. All assets, liabilities, revenues, and expenses of these wholly-owned subsidiaries are reflected on the financial statements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the Untied States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At times, cash on deposit may exceed the federally insured limit. The Company maintains its cash with high credit quality financial institutions. Due to the financial institution crisis and economic downturn that occurred in the second half of 2008, management has assessed the risks of each of the financial institutions where the Company has deposits in excess of insured limits and believes the risk of loss to still be minimal.
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
The Company reviews the collectability of the receivables monthly. A provision for losses on receivables is determined on the basis of previous loss experience and current economic conditions. There were no material uncollectible receivables and no allowance for doubtful accounts recorded as of December 31, 2008 and 2007, respectively. The Company incurred bad debt expense of $172,481, $94,155, and $92,680 for 2008, 2007 and 2006, respectively.
Property and Equipment
Buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. The Company periodically re-evaluates fixed asset lives based on current assessments of remaining utilization that may result in changes in estimated useful lives. Such changes are accounted for prospectively and will increase or decrease depreciation expense. Depreciation expense from continuing operations for the year ended December 31, 2008 totaled $20,085,238.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
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
Capitalized Development and Interest Costs
The Company capitalizes all hotel development costs and other direct overhead costs related to the purchase and construction of hotels. Additionally, the Company capitalizes the interest costs associated with constructing new hotels. Capitalized development, direct overhead and interest are depreciated over the estimated lives of the respective assets. Organization and start-up costs are expensed as incurred. For the years ended December 31, 2008, 2007 and 2006, the Company capitalized interest of $3,829,267, $4,489,724, and $572,938, respectively.
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
Deferred Charges
These assets are carried at cost and consist of deferred financing fees and initial franchise fees. Costs incurred in obtaining financing are capitalized and amortized on the straight-line method over the term of the related debt, which approximates the interest method. Initial franchise fees are capitalized and amortized over the term of the franchise agreement using the straight line method. Amortization expense from continuing operations for the year ended December 31, 2008 totaled $2,439,178.
Restricted Cash
Restricted cash consists of certain funds maintained in escrow for property taxes, insurance and certain capital expenditures. Funds may be disbursed from the account upon proof of expenditures and approval from the lenders. See also Note 8.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
Income Taxes
Summit Hotel Properties, LLC is a limited liability company and, as such, all federal taxable income of the limited liability company flows through and is taxable to the members of the Company. Accordingly, no provision for federal income taxes has been made in the financial statements for income of the limited liability company.
The Company has elected to pay state income taxes at the Company level in all of the states in which it does business. The Company’s estimated state income tax expenses at current statutory rates were $826,300, $715,187, and $539,460, for the years ended December 31, 2008, 2007 and 2006, respectively.
Members’ Capital Contributions and Profit and Loss Allocations
The Company is organized as a limited liability company and can issue to its members Class A, Class A-1, Class B and Class C units.
Approximate sharing ratios are as follows:

	2008	2007	2006
Class A	45%	46%	46%
Class A-1	4	3	3
Class B	8	8	8
Class C	43	43	43

	100%	100%	100%

The limited liability company operating agreement provides that net profits are allocated to cover a 10% priority return to Class A members, 8% priority return to Class A-1 members, then the balance is allocated based on ownership of common membership units. Net losses are allocated to members based on ownership of common membership units.
Only Class A and A-1 members contribute capital. These members receive an 8-10% priority return on their capital contributions before distributions to other classes. Class A and A-1 members may also receive additional operating distributions based on their Sharing Ratio. These additional distributions are determined by the managing member and are based on excess cash from operations after normal operating expenses, loan payments, priority distributions, and reserves. Class A and A-1 members have voting rights on creation of new classes of membership, amendments to the Articles of Organization, and dissolution of the company. Class A and A-1 memberships are sold in units of $100,000 each. Class B members do not have voting rights and receive distributions in accordance with their Sharing Ratio after Class A and A-1 members have received their priority return. The Class C member is The Summit Group, Inc. (SGI), a related party. SGI has limited voting rights, in addition to the right to appoint members to the Board. SGI, however, has significant authority to manage the hotel properties and acts as the Company’s Manager. SGI receives distributions in accordance with its Sharing Ratio after Class A and A-1 members have received their priority return.
Costs paid for syndication are charged directly to equity against the proceeds raised. The Company’s operating agreement contains extensive restrictions on the transfer of membership interests. In addition,
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
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
Advertising and Marketing Costs
The Company expenses all advertising and marketing costs as they are incurred. Total costs for the years ended December 31, 2008, 2007 and 2006 were $9,588,243, $8,647,625, and $7,970,223, respectively. Of this total cost, $846,971, $669,491, and $635,537 represented general advertising expense for 2008, 2007 and 2006, respectively, and $8,741,272, $7,978,134, and $7,334,686 represented national media fees required by the hotel franchise agreements for 2008, 2007 and 2006, respectively. These costs are reported as components of general, selling and administrative costs in the accompanying consolidated statements of operations.
Sales Taxes
The Company has customers in states and municipalities in which those governmental units impose a sales tax on certain sales. The Company collects those sales taxes from its customers and remits the entire amount to the various governmental units. The Company’s accounting policy is to exclude the tax collected and remitted from revenue and cost of revenue.
Revenue Recognition
The Company’s hotel revenues are derived from room rentals and other sources, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue, restaurant and bar revenue, and parking and laundry services. The Company recognizes hotel revenue on a daily basis based on an agreed upon daily rate after the guest has stayed at one of its hotels for a day, used its lodging facilities and received related lodging services and amenities. The Company believes that the credit risk with respect to trade receivables is limited, because approximately 90% of the Company’s revenue is related to credit card transactions, which are typically reimbursed within 2-3 days. Reserves for any uncollectible accounts, if material, are established for accounts that age beyond a predetermined acceptable period. The Company had not recorded any such reserves at December 31, 2008 and 2007.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FAS 157 are described below:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3 — Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonable available.
The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable, and debt obligations. The fair values of cash and cash equivalents, trade receivables, and accounts payable approximate their carrying values due to the short-term nature of these instruments. At December 31, 2008 and 2007, the Company’s long-term debt obligations consisted of fixed and variable rate debt that had a carrying value of $370,335,437 and $302,381,939, respectively, and a fair value, based on current market interest rates of $403,573,174 and $284,598,550, respectively. The Company has classified their long-term debt instruments as Level 2 in the hierarchy of FAS 157 described above.
In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, “Effective Date of FASB Statement No. 157,” which generally delays by one year (per above), the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, non-financial assets recorded at fair value at the time of acquisition, and long-lived assets measured at fair value for impairment assessment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.
The Company has adopted the portion of SFAS No. 157 that has not been delayed by FSP FAS-157-2 as of the beginning of its 2008 fiscal year, and plans to adopt the balance of its provisions as of the beginning of its 2009 fiscal year. Items carried at fair value on a recurring basis (to which SFAS No. 157 applies in fiscal 2008) consist of cash and cash equivalents based on quoted prices in active markets for identical assets. We do not currently have items which are carried at fair value on a non-recurring basis (to which SFAS No. 157 will apply in fiscal 2009). The Company also uses fair value concepts to test various long-lived assets for impairment. The Company is continuing to evaluate the impact the standard
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
will have on the determination of fair value related to non-financial assets and non-financial liabilities in post-2008 years.
Recent Accounting Pronouncements
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes this Statement had an immaterial impact on the consolidated financial statements of the Company.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51". This Statement improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for financial statements for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. Management is still assessing the impact this Statement will have on the consolidated financial statements of the Company once adopted.
In December 2007, the FASB revised Statement of Financial Accounting Standards No. 141R, “Business Combinations". This Statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective for business combinations which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is still assessing the impact this Statement will have on the consolidated financial statements of the Company once adopted.
NOTE 2 — PREPAID EXPENSES AND OTHER
Prepaid expenses and other at December 31, 2008 and 2007, are comprised of the following:

	2008	2007
Prepaid insurance expense	$743,491	$744,832
Other prepaid expense	1,427,464	1,119,014

	$2,170,955	$1,863,846

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2008 and 2007 are comprised of the following:

	2008	2007
Land	$90,014,168	$85,553,129
Hotel buildings and improvements	321,115,322	307,688,683
Furniture, fixtures and equipment	64,738,527	56,861,747
Construction in progress	45,387,313	19,523,566

	521,255,330	469,627,125
Less accumulated depreciation	59,361,060	43,132,920

	$461,894,270	$426,494,205

The construction in progress asset accounts consist of 17 hotels under development which will open in 2009, 2010 and 2011. During 2007, the Company purchased land in Houston, TX for $1,864,000, San Antonio, TX for $10,420,000, Portland, OR for $3,650,000, El Paso, TX for $2,614,000 and Ft. Myers, FL for $3,307,500. Construction has been completed on one San Antonio hotel and has begun on hotels in Houston, Portland, and Ft. Myers. Construction on the other San Antonio and El Paso sites will begin in 2010 and 2011. During 2008, the Company purchased land in Twin Falls, ID for $2,212,000, Spokane, WA for $1,730,000, and Missoula, MT for $1,379,000 and plans to build hotels on the purchased land in 2010 and 2011. Construction on one of the Twin Falls sites has begun and will be completed in early 2009.
NOTE 4 — ASSETS HELD FOR SALE
As a part of regular policy, the Company periodically reviews hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.
During 2008, the Company completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes are either non-core or no longer complement the business. As of December 31, 2008 and 2007, the Company had no potential transactions where a probable sale would occur within the next year, so there were no hotels that met the Company’s criteria of held for sale classification.
NOTE 5 — DISCONTINUED OPERATIONS
The Company has reclassified its consolidated financial statements of operations for the years ended December 31, 2008, 2007 and 2006 and its consolidated balance sheets as of December 31, 2008 and 2007, as a result of implementing SFAS 144 to reflect discontinued operations of twelve consolidated hotel properties sold or to be sold during these periods pursuant to the plan for hotel dispositions. This reclassification has no impact on the Company’s net income or the net income per share. During 2006, the Company sold three hotel properties located in Sioux Falls, SD; Bradford, PA; and Jackson, MS for approximately $11,210,000 with net cash proceeds of $8,503,000. During 2007, the Company sold six hotel properties located in Coeur D’Alene, ID; Pueblo, CO; Lincoln, NE; Fenton, MO; and Detroit, MI for approximately $36,095,000 with net cash proceeds of $35,581,000. During 2008, the Company sold three hotel properties located in Lewiston, ID; Jackson, MS; and Overland Park, KS and two hotel
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
properties located in Kennewick, WA for approximately $28,575,000 with net cash proceeds of $27,775,000.
Condensed financial information of the results of operations for these hotel properties included in discontinued operations are as follows:

	2008	2007	2006
REVENUES	$4,526,230	$18,482,342	$21,420,446

COSTS AND EXPENSES
Direct hotel operations	1,462,429	6,703,826	7,966,772
Other hotel operating expenses	552,840	2,486,323	2,874,539
General, selling and administrative	633,738	3,653,542	3,905,664
Repairs and maintenance	126,374	1,013,219	1,337,591
Depreciation and amortization	503,150	2,467,446	2,773,356

	3,278,531	16,324,356	18,857,922

INCOME FROM OPERATIONS	1,247,699	2,157,986	2,562,524

OTHER INCOME (EXPENSE)
Interest income	12,960	(34,134)	146,745
Interest (expense)	(412,579)	(1,901,543)	(2,217,363)
Gain (loss) on disposal of assets	8,996,871	11,034,269	2,010,561

	8,597,252	9,098,592	(60,057)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$9,844,951	$11,256,578	$2,502,467

NOTE 6 — ACQUISITIONS
The Company applies the principles of SFAS No. 141, “Business Combinations”, in accounting for its acquisitions. The Company determines the cost of the acquired property based upon the fair value of assets distributed as consideration and the fair value of liabilities incurred. The cost of the acquired entity includes all direct costs of the business combination whereas indirect and general expenses are expensed as incurred. The Company allocates the cost of the acquired entity to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. To determine fair value of the various components acquired, the Company engages independent valuation consultants and other third-party real-estate appraisals as necessary. The Company allocates the cost of the acquired property based upon the relative fair values of the various components contained in the appraisals. In certain cases, the cost of the property acquired may be less than the fair value contained in the appraisals. In these cases, the Company reduces the fair values based upon the relative value of the components of the acquisition. The excess of the cost of the acquisition over the fair value will be assigned to intangible assets if the intangible asset is separable and if it arises from a contractual or other legal right. Any remaining excess of the cost of acquisition over fair values assigned to separable assets is recognized as goodwill. Further, many of the Company’s hotel acquisitions to date have been aggregated in accordance with SFAS No. 141 and has resulted in an aggregated purchase price allocation. Since its inception, the Company’s acquisitions and subsequent purchase price allocations have resulted in no goodwill.
The Company’s strategy is to pursue the acquisition of additional hotels under the investment parameters established in the Company’s Operating Agreement. In accordance with this strategy, the Company has made the following acquisitions.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
On May 2, 2007, the Company purchased 2 hotel properties in Irving (Las Colinas), TX, for a combined purchase price of approximately $14,110,000. On June 5, 2007, the Company purchased the Staybridge Suites in Ridgeland, MS, for an approximate price of $9,150,000. Essentially all of the assets purchased were allocated to property and equipment.
On October 30, 2008, the Company purchased a hotel property in Flagstaff, AZ for approximately $10,750,000. Essentially all of the assets purchased were allocated to property and equipment.
The following table illustrates the allocation of the respective purchase prices for each of the aggregated property purchases discussed above during 2008 and 2007:

	2008	2007
Current assets	$—	$—
Property and equipment	10,750,000	23,260,000
Intangible assets	—	—

Total assets acquired	10,750,000	23,260,000

Current liabilities	—	—
Long-term debt	—	—
Total liabilities assumed	—	—

Net assets acquired	$10,750,000	$23,260,000

NOTE 7 — DEFERRED CHARGES AND OTHER ASSETS
Deferred charges and other assets at December 31, 2008 and 2007, are comprised of the following:

	2008	2007
Initial franchise fees	$2,270,544	$2,158,416
Deferred financing costs	7,415,091	4,820,800

	9,685,635	6,979,216
Less accumulated amortization	4,020,839	1,980,293

Total	$5,664,796	$4,998,923

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
Future amortization expense is expected to be approximately:

2009	$1,686,249
2010	1,110,855
2011	878,997
2012	516,114
2013	475,786
Thereafter	996,795

$5,664,796

NOTE 8 — RESTRICTED CASH

	Property		FF&E
Financing Lender	Taxes	Insurance	Reserves	2008	2007
Wells Fargo (Scottsdale)	$140,084	$20,048	$1,396,388	$1,556,520	$1,199,446
Wells Fargo (Lehman)	592,584	188,367	1,173,986	1,954,937	1,193,871
Financial Federal	—	—	—	—	487,916
Capmark (ING)	195,166	—	—	195,166	185,197
Capmark (ING)	501,778	—	—	501,778	577,431
Capmark (ING)	31,485	—	—	31,485	8,872
Capmark (ING)	9,515	—	—	9,515	11,397

	$1,470,612	$208,415	$2,570,374	$4,249,401	$3,664,130

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
NOTE 9 — ACCRUED EXPENSES
Accrued expenses at December 31, 2008 and 2007 are comprised of the following:

	2008	2007
Accrued sales and other taxes	$5,910,209	$5,071,618
Accrued salaries and benefits	1,838,615	1,581,180
Accrued interest	1,109,577	1,361,653
Other accrued expenses	1,097,971	1,625,126

	$9,956,372	$9,639,577

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 10 — DEBT OBLIGATIONS
The Company’s debt obligations at December 31, 2008 and 2007 are as follows:

		Interest	Maturity
Payee		Rate	Date	2008	2007
Lehman Brothers Bank		Fixed (5.4025%)	1/11/2012	$81,016,607	$82,932,600

ING Investment Management		Fixed (5.60%)	1/1/2012	31,211,603	32,273,427
		Fixed (6.10%)	7/1/2012	31,445,191	32,415,983
		Fixed (6.61%)	11/1/2013	6,578,270	5,888,393
		Fixed (6.34%)	7/1/2012	8,319,000	8,320,000

				77,554,064	78,897,803

Financial Federal Savings Bank		Fixed (7.31%)	7/1/2008	—	15,109,912

Chambers Bank		Fixed (6.5%)	6/24/2010	1,742,534	1,817,611

JP Morgan		Fixed (7.5%)	11/11/2024	14,180,289	14,589,463

US Bank National Association		Variable (6.25% at 12/31/07)	10/1/2009	—	780,196

MetaBank		Variable (7.25% at 12/31/07)	12/1/2010	—	1,634,169

BNC National Bank		Fixed (5.01%)	11/1/2013	6,092,607	7,120,000
	(f)	Variable (3.0% at 12/31/08)	4/1/2016	2,041,373	—

				8,133,980	7,120,000

M & I Bank		Variable (6.8% at 12/31/07	12/31/2010	9,895,727	8,931,573
		and 4.78% at 12/31/08)	12/31/2010	11,524,451	13,205,354

				21,420,178	22,136,927

General Electric Capital Corp.	(c)	Variable (6.1% at 12/31/07	11/1/2017	9,396,990	8,162,009
		and 3.60% at 12/31/08)	11/1/2018	9,557,647	1,665,133
Variable (4.40% at 12/31/08)			5/1/2014	9,887,995	—

				28,842,632	9,827,142

Fortress Credit Corp.	(b)	Variable (10.0% at 12/31/07	3/5/2010	74,899,566	40,998,543

		and 6.63% at 12/31/08)
First National Bank of Omaha	(a)	Variable (6.99% at 12/31/07	7/1/2010	24,400,000	18,200,000

		and 3.03% at 12/31/08)
First National Bank of Omaha	(a)	Variable (6.99% at 12/31/07)	5/1/2009	—	3,300,000

First National Bank of Omaha	(a)	Fixed (4.25%)	7/1/2013	16,889,585	—

First National Bank of Omaha	(a)	Fixed (6.62%)	4/1/2012	2,971,977	5,037,573

First National Bank of Omaha		Variable (4.16% at 12/31/08)	12/31/2008	13,462,622	—

Bank of Cascades	(d)	Variable (6.0% at 12/31/08)	9/30/2011	1,862,974	—

Compass Bank	(e)	Variable (3.0% at 12/31/08)	5/17/2018	2,958,429	—

Total long-term debt				370,335,437	302,381,939
Less current portion				(19,508,600)	(40,837,000)

Total long-term debt, net of current portion				$350,826,837	$261,544,939

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

(a)	The Company has a credit pool agreement with the First National Bank of Omaha providing the Company with medium-term financing up to $50,000,000 on a revolving basis through June 2009. The agreement allows for two-year interest only notes and five-year amortizing notes, for which the term of an individual note can extend beyond the term of the agreement. Interest on unpaid principal is payable monthly at a rate between LIBOR plus 1.75% and LIBOR plus 2.15%. The amount of credit available on this agreement to the Company was $5,738,438 at December 31, 2008.

(b)	On March 5, 2007, the Company closed on a loan with Fortress Credit Corporation to refinance the debt on several construction projects and provide equity for the acquisition, development and construction of additional real estate and hotel properties. The loan is in the amount of $99,700,000. The current balance on this note is $74,899,566 and carries a variable interest rate of 30-day LIBOR plus 575 basis points. The maturity date of the note is March 5, 2010. The amount of credit available on this loan was $24,800,434 at December 31, 2008.

(c)	On April 30, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $9,500,000 to fund the land acquisition on hotel construction located in Denver, CO. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in November, 2017. The current balance is approximately $9,397,000.

On August 15, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $11,300,000 to fund the land acquisition and hotel construction located in Baton Rouge, LA. The loan carries a variable interest rate of LIBOR plus 185 basis points and matures in November, 2018. The current balance is approximately $9,558,000. The amount of credit available on this loan was approximately $1,742,000 at December 31, 2008.

On February 29, 2008, the Company entered into a loan with General Electric Capital Corporation in the amount of $11,400,000 to fund the land acquisition and hotel construction located in San Antonio, TX. The loan carries a variable interest rate of 90 day LIBOR plus 255 basis points and matures in May, 2014. The current balance is approximately $9,888,000. The amount of credit available on this loan was approximately $1,512,000 at December 31, 2008.

(d)	On October 3, 2008, the Company entered into a loan with Bank of the Cascades in the amount of $13,270,000 to fund the land acquisition and hotel construction of the Residence Inn located in Portland, OR. The loan carries a variable interest rate of Prime, with a floor of 6%, and matures September 30, 2011. The current balance is approximately $1,863,000. The amount of credit available on this loan was approximately $11,407,000 at December 31, 2008.

(e)	On September 17, 2008, the Company entered into a loan with Compass Bank in the amount of $19,250,000 to fund the land acquisition and hotel construction of the Courtyard by Marriott located in Flagstaff, AZ. The loan carries a variable interest rate of Prime minus 25 basis points and matures May 17, 2018. The current balance is approximately $2,958,000. The amount of credit available on this loan was approximately $16,292,000 at December 31, 2008.

(f)	On October 1, 2008, the Company entered into a loan with BNC National Bank in the amount of $6,460,000 to fund the land acquisition and hotel construction of the Holiday Inn Express located in Twin Falls, ID. The loan carries a variable interest rate of Prime minus 25 basis points and matures April 1, 2016. The current balance is approximately $2,041,000. The amount of credit available on this loan was approximately $4,419,000 at December 31, 2008.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
Maturities of long-term debt for each of the next five years are estimated as follows:

2009	$19,508,600
2010	128,884,300
2011	8,622,200
2012	162,078,400
2013	37,048,000
Thereafter	14,193,937

$370,335,437

At December 31, 2008 and 2007, the Company owned 62 and 64 properties, respectively, that were pledged as collateral on various credit agreements, as well as accounts receivable and intangible assets. Some of the credit agreements were also guaranteed by the affiliated members of the Company and certain affiliated entities. Significant covenants in the credit agreements require the Company to maintain minimum debt service coverage ratios. The weighted average interest rate for all borrowings was 5.01% and 6.58% at December 31, 2008 and 2007, respectively.
NOTE 11 — LINES OF CREDIT AND NOTES PAYABLE
The Company has a line-of-credit agreement with the First National Bank of Omaha providing the Company with short-term financing up to $40,000,000 on a revolving basis. Interest on unpaid principal is payable monthly at a rate equal to one-half or three-quarters of one percent below the National Base Rate which was 3.25% at December 31, 2008. The amount of outstanding on this line-of-credit was $12,288,500 and $21,575,864 at December 31, 2008 and 2007, respectively, which also represents the maximum amount of borrowings during the year. The amount of credit available on this agreement was $27,711,500 at December 31, 2008.
In addition, the Company has a note payable with MetaBank providing the Company with short-term construction financing up to $8,450,000 which expires on April 29, 2009. Interest on unpaid principal is payable monthly at a rate equal to one quarter of one percent below the National Base Rate. The amount outstanding on this note payable was $7,450,000 and $8,450,000 at December 31, 2008 and 2007, respectively.
NOTE 12 — MEMBERS’ EQUITY
The Company was formed on January 8, 2004. As specified in the Company’s Operating Agreement, the Company has four classes of membership capital units authorized: Class A, A-1, B and C.
On October 21, 2005, the Company issued a “Confidential Private Placement Memorandum” (PPM) for the purpose of acquiring additional investors. The PPM offered up to $75,000,000 of Class A-1 membership units. The Class A-1 Units were $100,000 per unit. For the period ended December 31, 2005, no capital contributions had been received by the Company. In 2006, the Company issued 133.25 units in connection with this offering. The Company received proceeds of the offering (net of expenses) of $12,457,500. The offering was closed on July 31, 2006.
On October 21, 2008, the Company issued another private placement memorandum (PPM) for the purpose of acquiring additional investors. The PPM offered up to $100,000,000 of Class A-1 membership units. For the period ended December 31, 2008, the Company issued 63.25 units in
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
connection with this offering. The Company received proceeds of the offering (net of expenses) of $5,614,466. The offering terminates on August 31, 2009, unless extended to October 21, 2009 at the discretion of the Company Manager.
NOTE 13 — FRANCHISE AGREEMENTS
The Company operates hotels under franchise agreements with various hotel chains expiring through 2025. The franchise agreements are for 3-20 year terms. Under the franchise agreements, the Company pays royalties of 2.5% to 5.0% of room revenues and national advertising and media fees of 3% to 4% of total room revenues.
For the years ended December 31, 2008, 2007 and 2006, the Company incurred royalties of $6,172,495, $5,852,019, and $5,471,425, respectively, and advertising and national media fees of $8,741,272, $7,978,134, and $7,334,686, respectively.
The franchise agreements include restrictions on the transfer of the franchise licenses and the sale or lease of the hotel properties without prior written consent of the franchisor.
NOTE 14 — BENEFIT PLANS
The Company has a qualified contributory retirement plan (the Plan), under Section 401(k) of the Internal Revenue Code which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. Discretionary matching Company contributions of $69,385, $68,543, and $49,874 were made in the years ended December 31, 2008, 2007 and 2006, respectively. The Plan was changed to a Safe Harbor Plan effective for the 2008 calendar year. This Plan requires a mandatory employer contribution. Therefore, the Company has accrued $137,135 for employer contributions for the 2008 calendar year.
NOTE 15 — COMMITMENTS AND CONTINGENCIES
The Company leases land for three of its properties under the terms of operating ground lease agreements expiring August 2022, August 2024 and May 2030. The Company has options to renew these leases for periods that range from 5-30 years. Total rent expense for these leases for the years ended December 31, 2008, 2007 and 2006 was $235,549, $248,246, and $236,875, respectively.
Approximate future minimum rental payments for noncancelable operating leases in excess of one year are as follows:

2009	$240,501
2010	245,601
2011	250,855
2012	256,266
2013	261,839
Thereafter	4,813,426

$6,068,488

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
The Company has entered into a purchase agreement for land in Charlotte, NC for approximately $3,046,000 and plans to build a hotel on the land in 2010.
The Company has entered into a purchase agreement for land in Charlotte, NC for approximately $3,200,000 and plans to build two hotels on the land in 2010-2011.
The Company has entered into 10 construction contracts totaling approximately $100,800,000 with five contractors to develop hotel properties. The remaining commitment at December 31, 2008 is estimated to be $66,000,000.
NOTE 16 — RELATED PARTY TRANSACTIONS
Pursuant to a management agreement, The Summit Group, Inc. (a related party through common ownership and management control) provides management and accounting services for the Company. The agreement provides for the Company to reimburse The Summit Group, Inc. for its actual overhead costs and expenses relating to the managing of the hotel properties. At no time will the reimbursed management expenses exceed 4.5% of annual gross revenues. For the periods ended December 31, 2008, 2007 and 2006, the Company paid reimbursed management expenses of $4,186,593, $4,122,048, and $3,988,019, respectively, and reimbursed accounting services of $626,685, $637,448, and $546,481, respectively. At December 31, 2008 and 2007, the Company had accounts payable of $572,919 and $447,356, respectively, to The Summit Group, Inc. The Company cannot remove The Summit Group, Inc. as its manager except for cause as specified in the agreement.
As of December 31, 2008 and 2007, the Company had accounts payable to The Summit Group, Inc. for $2,600,260 and $690,629 relating to reimbursement and development expenses for 17 and 11 new hotel properties, respectively.
In 2008, the Company issued a private placement memorandum (PPM) for the purpose of acquiring additional investors. Summit Capital Partners, LLC (SCP), a related party through common ownership and management control, brokered securities related to the PPM for the company. For the period ended December 31, 2008, capital contributions of $6,325,000 (cash proceeds received net of expenses equaled $5,614,466) was raised with the assistance of SCP. Commission expense paid to SCP for the year ended December 31, 2008 was $206,625.
NOTE 17 — SUBSEQUENT EVENTS
On October 21, 2008, the Company issued a private placement memorandum (PPM) for the purpose of acquiring additional investors. For the one month period ended January 31, 2009, the Company received capital contributions of $3,407,500 in connection with this offering and issued 34.075 Class A-1 membership units. The Company received proceeds of the offering (net of expenses) of approximately $3,140,650. For the one month period ended February 28, 2009, the Company received capital contributions of $1,390,000 in connection with this offering and issued 13.9 Class A-1 membership units. The Company received proceeds of the offering (net of expenses) of approximately $1,281,700.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 18 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected consolidated quarterly financial data (in thousands, except per unit amounts) for 2008, 2007 and 2006 is summarized below. The sum of the quarterly earnings (loss) per unit amounts may not equal the annual earnings per unit amounts due primarily to changes in the number of common units and common unit equivalents outstanding from quarter to quarter. The matters which affect the comparability of our quarterly results include seasonality.

	Three Months Ended
					Year Ended
	3/31	6/30	9/30	12/31	12/31
2008:
Total revenue	$32,821	$36,219	$38,731	$29,636	$137,407
Net income (loss) from continuing operations before minority interests	464	2,894	5,543	(4,457)	4,444
Less minority interests in operations of consolidated partnerships	244	73	(158)	225	384
Net income (loss) from continuing operations	220	2,821	5,701	(4,682)	4,060
Discontinued operations	285	1,545	7,842	173	9,845
Net income (loss) before income taxes	505	4,366	13,543	(4,509)	13,905
Less state income tax	—	309	895	(378)	826
Net income (loss)	$505	$4,057	$12,648	$(4,131)	$13,079

Net income (loss) per unit:	$324.79	$2,609.29	$8,134.65	$(2,656.88)	$8,411.67

2007:
Total revenue	$26,321	$29,752	$31,367	$28,826	$116,266
Net income (loss) from continuing operations before minority interests	2,617	988	3,155	(2,512)	4,248
Less minority interests in operations of consolidated partnerships	333	219	(107)	333	778
Net income (loss) from continuing operations	2,284	769	3,262	(2,845)	3,470
Discontinued operations	13	3,448	1,840	5,956	11,257
Net income (loss) before income taxes	2,297	4,217	5,102	3,111	14,727
Less state income tax	72	411	298	(66)	715
Net income (loss)	$2,225	$3,806	$4,804	$3,177	$14,012

Net income (loss) per unit:	$1,431.02	$2,447.86	$3,089.73	$2,043.31	$9,012.19

2006:
Total revenue	$23,972	$26,854	$27,815	$24,306	$102,947
Net income (loss) from continuing operations before minority interests	2,483	2,277	3,471	(91)	8,140
Less minority interests in operations of consolidated partnerships	221	234	(136)	342	661
Net income (loss) from continuing operations	2,262	2,043	3,607	(433)	7,479
Discontinued operations	(36)	2,332	614	(408)	2,502
Net income (loss) before income taxes	2,226	4,375	4,221	(841)	9,981
Less state income tax	112	284	305	(162)	539
Net income (loss)	$2,114	$4,091	$3,916	$(679)	$9,442

Net income (loss) per unit:	$1,403.72	$2,631.16	$2,518.60	$(436.70)	$6,116.61
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
NOTE 19 — PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
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

	For the year ended December 31:
	2008	2007	2006
Total revenue	$142,583,370	$136,638,460	$125,306,514
Net income before minority interests	12,984,433	14,040,192	11,680,427
Minority interests in operations of consolidated partnerhips	384,269	777,762	660,904
Net income	$12,600,164	$13,262,430	$11,019,523

Net income per unit:	$8,103.89	$8,529.83	$7,138.75