Form 10-Q
period 2009-03-31
SUMMIT HOTEL PROPERTIES LLC
filed 2009-05-15
CIK 1284609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 000-51955
SUMMIT HOTEL PROPERTIES, LLC
(Exact name of registrant as specified in its charter)
South Dakota
(State or other jurisdiction
of incorporation or organization)
20-0617340
(I.R.S. Employer Identification No.)
2701 South Minnesota Avenue, Suite 6
Sioux Falls, SD 57105
(Address of principal executive
offices, including zip code)
(605) 361-9566
(Registrant’s telephone number,
including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes       ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
     The number of Class A Membership Units outstanding as of May 14, 2009, was 1,166.62 and the number of Class A-1 Membership Units outstanding as of May 14, 2009, was 291.73.

Item 1. Financial Statements
SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2009 AND DECEMBER 31, 2008

	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,608,583	$18,153,435
Restricted cash	1,639,990	1,679,027
Trade receivables	3,514,776	2,622,164
Prepaid expenses and other	2,860,105	2,170,955

Total current assets	16,623,454	24,625,581

PROPERTY AND EQUIPMENT, NET	483,747,084	461,894,270

OTHER ASSETS
Deferred charges and other assets, net	5,772,834	5,664,796
Restricted cash	2,996,668	2,570,374

Total other assets	8,769,502	8,235,170

TOTAL ASSETS	$509,140,040	$494,755,021

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$88,868,100	$19,508,600
Lines of credit	10,100,000	12,288,500
Notes payable	—	7,469,865
Accounts payable	9,824,790	3,770,908
Related party accounts payable	2,159,225	3,173,179
Accrued expenses	9,558,386	9,956,372

Total current liabilities	120,510,501	56,167,424

LONG-TERM DEBT, NET OF CURRENT PORTION	298,063,676	350,826,837

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A, 1,166.62 units issued and outstanding	73,464,768	76,512,442
Class A-1, 275.43 and 196.50 units issued and outstanding, respectively	22,580,481	15,855,756
Class B, 81.36 units issued and outstanding	2,893,247	3,007,247
Class C, 173.60 units issued and outstanding	(6,625,182)	(5,990,222)

Total Summit Hotel Properties, LLC members’ equity	92,313,314	89,385,223
Noncontrolling interest	(1,747,451)	(1,624,463)

Total equity	90,565,863	87,760,760

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$509,140,040	$494,755,021

(See Notes to Financial Statements)

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
REVENUES
Room revenues	$29,187,950	$32,256,024
Other hotel operations revenues	624,436	565,008

	29,812,386	32,821,032

COSTS AND EXPENSES
Direct hotel operations	9,948,899	9,983,670
Other hotel operating expenses	4,183,894	3,674,154
General, selling and administrative	5,652,550	5,854,710
Repairs and maintenance	1,829,261	2,720,946
Depreciation and amortization	5,666,740	5,620,522

	27,281,344	27,854,002

INCOME FROM OPERATIONS	2,531,042	4,967,030

OTHER INCOME (EXPENSE)
Interest income	10,490	48,700
Interest (expense)	(4,135,421)	(4,548,015)
Gain (loss) on disposal of assets	(71)	(3,964)

	(4,125,002)	(4,503,279)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,593,960)	463,751

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	285,155

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,593,960)	748,906

STATE INCOME TAX (EXPENSE)	—	—

NET INCOME (LOSS)	(1,593,960)	748,906

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(122,988)	244,433

NET INCOME (LOSS) ATTRIBUTABLE TO SUMMIT HOTEL PROPERTIES, LLC	$(1,470,972)	$504,473

BASIC AND DILUTED EARNINGS PER $100,000 CAPITAL UNIT	$(893.97)	$324.46

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT (based on $100,000 investment)	1,645.43	1,554.83

(See Notes to Financial Statements)

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009

						Equity
	# of					Atributable to
	Capital					Noncontrolling
	Units	Class A	Class A-1	Class B	Class C	Interest	Total
BALANCES, JANUARY 1, 2009	1,618.08	$76,512,442	$15,855,756	$3,007,247	$(5,990,222)	$(1,624,463)	$87,760,760

Class A-1 units issued in private placement	78.93	—	7,242,534	—	—	—	7,242,534

Net Income (Loss)	—	(645,330)	(76,682)	(114,000)	(634,960)	(122,988)	(1,593,960)

Distributions to members	—	(2,402,344)	(441,127)	—	—	—	(2,843,471)

BALANCES, MARCH 31, 2009	1,697.01	$73,464,768	$22,580,481	$2,893,247	$(6,625,182)	$(1,747,451)	$90,565,863

(See Notes to Financial Statements)

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(1,470,972)	$504,473
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,666,740	5,874,772
Noncontrolling interest in operations of consolidated LLC	(122,988)	244,433
(Gain) loss on disposal of assets	71	3,964
Changes in current assets and liabilities:
Trade receivables	(892,612)	(1,602,615)
Prepaid expenses and other	(689,150)	501,901
Accounts payable and related party accounts payable	(286,014)	(3,906,543)
Accrued expenses	(398,067)	612,883

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,807,008	2,233,268

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(8,570,552)	—
Purchases of other property & equipment	(2,292,063)	(3,625,707)
Restricted cash released (funded)	(387,257)	194,966

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(11,249,872)	(3,430,741)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	900,000
Principal payments on long-term debt	(1,584,377)	(1,296,636)
Financing fees on long-term debt	(430,545)	(132,390)
Proceeds from issuance of notes payable and line of credit	239,350	4,140,390
Principal payments on notes payable and line of credit	(276,329)	—
Proceeds from equity contributions	4,793,384	—
Distributions to members	(2,843,471)	(2,665,195)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(101,988)	946,169

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,544,852)	(251,304)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	18,153,435	7,776,395

END OF PERIOD	$8,608,583	$7,525,091

(See Notes to Financial Statements)

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest, net of the amounts capitalized below	$4,110,400	$4,738,348

Interest capitalized	$928,180	$957,317

Cash payments for state income taxes	$112,445	$129,322

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL INFORMATION:

Acquisitions of hotel properties and land through issuance of debt	$—	$1,212,116

Construction in progress financed through related party accounts payable	$1,642,270	$1,998,802

Construction in progress financed through accounts payable	$3,683,672	$—

Construction in progress financed through issuance of debt	$11,008,480	$5,255,003

Issuance of long-term debt to refinance existing long-term debt	$8,440,000	$—

Conversion of debt to equity	$2,449,150	$—

(See Notes to Financial Statements)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009
NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on interim periods. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K filing for the year ended December 31, 2008. In management’s opinion, all adjustments made were normal and recurring in nature, and were necessary for a fair statement of the results of the interim period. The December 31, 2008 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
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
Recent Accounting Pronouncements
In April 2009, the FASB issued FSP Issue No. FAS No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157. This FSP FAS No. 157-4 is effective in reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 157-4 will have on its consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS No. 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP FAS No. 107-1 and APB No. 28-1 are effective in reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 107-1 and APB No. 28-1 will have on its consolidated financial statements.
Adopted Accounting Standards
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment to ARB No. 51, or SFAS No. 160” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other items, SFAS No. 160 requires that equity attributable to noncontrolling interests be recognized in equity separate from that of the Company’s and that consolidated net income now includes the results of operations attributable to its noncontrolling interests.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009
The Company adopted SFAS No. 160 on January 1, 2009, and the effects on our consolidated financial statements include the reclassification of previously classified minority interest as noncontrolling interest in a subsidiary with no effect on net income or loss.
In December 2007, the FASB revised Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141(R)”). The primary requirements of SFAS 141(R) are as follows: (i) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (ii) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (iii) All transaction costs will be expensed as incurred. This Statement is effective for business combinations in which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS No. 141(R) on January 1, 2009, and it did not have a material impact on its consolidated financial statements.
On January 1, 2009, the Company adopted the provisions of SFAS No. 157 relating to nonfinancial assets and nonfinancial liabilities. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.
In March, 2008, the FASB issued Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This Statement was adopted by the Company effective January 1, 2009 and has had no impact on the consolidated financial statements as the Company does not have derivative instruments or hedging activities.
Assets Held for Sale
As a part of regular policy, the Company periodically reviews hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.
During 2008 and the first quarter of 2009, the Company completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes are either non-core or no longer complement the business. As of March 31, 2009, the Company had no potential transactions where a probable sale would occur within the next year, so there were no hotels that met the Company’s criteria for held for sale classification.
Discontinued Operations
In accordance with SFAS No. 144, the Company classifies its condensed consolidated financial statements of operations for the three month periods ended March 31, 2009 and 2008, and its condensed consolidated balance sheet as of March 31, 2009. This presentation reflects discontinued operations of five consolidated hotel properties sold, or to be sold pursuant to the plan for hotel dispositions. This classification has no impact on the Company’s net income or the net income per capital unit. The five hotel properties are located in Lewiston, ID; Jackson, MS; Overland Park, KS; and two in Kennewick, WA. These hotels were sold during 2008 for approximately $28,575,000.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
Condensed financial information of the results of operations for these hotel properties included in discontinued operations for the three month periods ended March 31, 2009 and 2008 are as follows:

	2009	2008
REVENUES	$—	$2,064,287

COSTS AND EXPENSES
Direct hotel operations	—	657,383
Other hotel operating expenses	—	236,090
General, selling and administrative	—	354,763
Repairs and maintenance	—	59,585
Depreciation and amortization	—	254,250

	—	1,562,071

INCOME FROM OPERATIONS	—	502,216

OTHER INCOME (EXPENSE)
Interest income	—	3,271
Interest (expense)	—	(220,332)

	—	(217,061)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$—	$285,155

Acquisitions
The Company applies the principles of SFAS No. 141(R), “Business Combinations” in accounting for its acquisitions. The Company determines the cost of the acquired property based upon the fair value of assets distributed as consideration and the fair value of liabilities incurred. The cost of the acquired entity includes all direct costs of the business combination whereas indirect and general expenses are expensed as incurred. The Company allocates the cost of the acquired entity to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. To determine fair value of the various components acquired, the Company engages independent valuation consultants and other third-party real-estate appraisals as necessary. The Company allocates the cost of the acquired property based upon the relative fair values of the various components contained in the appraisals. In some cases, the cost of the property acquired may be less than the fair value contained in the appraisals. In these cases, the Company reduces the fair values based upon the relative value of the components of the acquisition. The excess of the cost of the acquisition over the fair value will be assigned to intangible assets if the intangible asset is separable and if it arises from a contractual or other legal right. Any remaining excess of the cost of acquisition over fair values assigned to separable assets is recognized as goodwill. Further, many of the Company’s hotel acquisitions to date have been aggregated which in accordance with SFAS No. 141(R) has resulted in an aggregated purchase price allocation. Since its inception, the Company’s acquisitions and subsequent purchase price allocations have resulted in no goodwill.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009
Accrued Expenses
Accrued expenses at March 31, 2009 and December 31, 2008 are as follows:

	2009	2008
Accrued taxes	$5,341,897	$5,910,209
Accrued salaries and benefits	1,725,984	1,838,615
Accrued interest	1,134,598	1,109,577
Other accrued expenses	1,355,907	1,097,971

	$9,558,386	$9,956,372

Note Obligations
On March 10, 2009, the Company entered into a loan modification agreement with MetaBank in the amount of $7,450,000 on the Boise, ID Cambria Suites.  The loan modification extended the maturity date to April 1, 2012.
The Fortress Credit Corp. note with a current balance of $82,822,096 has a scheduled maturity date of March 2010, so it has been included in the current maturities section of the balance sheet. However, the loan agreement does have an option of two one-year maturity date extensions. These options are at the discretion of the lender and have yet to be agreed upon.
Commitments/Agreements
The Company has entered into a purchase agreement for land in Charlotte, NC for approximately $3,046,000 and plans to build a hotel on the land in 2010.
The Company has entered into 8 construction contracts totaling approximately $81,000,000 with five contractors to develop hotel properties. The remaining commitment is estimated to be $45,000,000.
Subsequent Events
On October 21, 2008, the Company issued a private placement memorandum (PPM) for the purpose of acquiring additional investors. For the one month period ended April 30, 2009, the Company received capital contributions of $1,630,000 in connection with this offering and issued 16.3 Class A-1 membership units. The Company received proceeds of the offering (net of expenses) of approximately $1,497,700.

PART I
FINANCIAL INFORMATION
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
     Management has identified one hotel that the Company will prepare for sale. As of May 1, 2009, the Company has entered into a contract to sell the hotel, and the buyer has completed its due diligence review. Management anticipates that the sale will close in mid to late May 2009.
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
     The Company adopted SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements” beginning January 1, 2009. This Standard requires that equity attributable to non-controlling interests be recognized separate from that of the Company’s and that consolidated net income now includes the results of operations attributable to the Company’s non-controlling interests.
     Revenue Recognition
     The revenue from the operation of a hotel is recognized as part of the hotel operations segment when earned. Typically, cash is collected from the guest at the time of check-in or checkout or the guest pays by credit card which is typically reimbursed within 2-3 days; however, we also extend credit to selected corporate customers.
Results of Operations
     The following discussion presents an analysis of results of our operations for the three months ended March 31, 2009 and March 31, 2008.
     Our operating results declined for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The primary cause was a decline in revenues caused by decreased occupancy rates and average daily rates (ADRs) at our hotels. Due to the significant decline in the national economy, occupancy rates and room rates have decreased at hotels throughout the United States, including the Company’s hotels.
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
Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008
     Revenues
     Total revenue for the three months ended March 31, 2009 was $29.8 million, compared to $32.8 million during the three months ended March 31, 2008. This is a decrease of 9.2%. The decrease was primarily caused by decreasing occupancy rates and ADRs at our hotels.
     The key indicators for the Company’s hotel performance for the three months ended March 31, 2009 and 2008 are set forth in the following table.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2009	2008	Increase/(Decrease)
All Company Hotels
RevPAR	$55.18	$64.30	($9.12)
Average Daily Rate	$91.44	$102.69	($11.25)
Occupancy Rate	60.35%	62.62%	(2.27%)
     Management attributes the decline in revenues to decreased occupancy rates and average daily rates (ADRs) at our hotels. Due to the significant decline in the national economy, many business and leisure travelers have cancelled or postponed travel plans. As a result, occupancy rates at hotels throughout the United States have declined. Because of the lower occupancy rates, many hotel operators have lowered their room rates in an attempt to be more competitive. Consequently, we were also forced to lower room rates during the fourth quarter of 2008 and first quarter of 2009 to remain competitive in our markets.
     The effects of the decline in the national economy are exacerbated by the increased supply in hotel rooms that occurred in our markets during 2007 and 2008. Due to increased construction of new hotels throughout the United States, the supply of new hotels rooms exceeded demand for hotel rooms during the past few years. This resulted in decreasing occupancy rates at our hotels throughout 2007 and 2008. Thus, the effects of the national economy are in addition to already overbuilt hotel markets in much of the United States.

     We continue to focus our efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate. Further, we continue to emphasize marketing at our newer hotels so that they continue to stabilize, despite the challenges caused by the economy.
     Hotel Operating Expenses
     Our hotel operating expenses increased as a percentage of revenues, and totaled $27.3 million for the three months ended March 31, 2009, which was 91.5% of our total revenues, compared to $27.9 million for the three months ended March 31, 2008, which was 84.9% of our total revenues. The increase in the percentage of operating expenses to revenues was caused by the decline in revenues, but a limited corresponding decline in expenses. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors. Many of our expenses are fixed, such as essential hotel staff, real estate taxes, insurance, depreciation, and certain types of franchise fees, and these expenses do not decrease even if the revenues at our hotels decrease.
     Due to the decline in revenues, management has re-focused its efforts on operating our hotels efficiently and reducing expenses, but without sacrificing a high-quality guest experience. Despite the significant decrease in revenues during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, because of the Company’s efforts to reduce expenses, the Company continues to generate positive Net Cash from Operations (as defined below).
     The Company generated Net Cash from Operations of $0.6 million during the three months ended March 31, 2009. Net Cash from Operations as defined in the Company’s Operating Agreement is gross cash proceeds from the Company’s operations and disposition of assets, less the portion used to pay the established reserves, debt payments, capital improvements, replacements and contingencies, all as determined by the Company Manager. Management believes this non-GAAP financial measure is significant because many members are highly interested in the Company’s cash flow, which reflects its ability to make additional distributions to its members above and beyond the Priority Return payments. Please see the attached Exhibit 99.1 for a reconciliation of Net Cash from Operations to Net Income (Loss).
          Depreciation
     Our depreciation and amortization expenses totaled $5.7 million for the three months ended March 31, 2009, and $5.6 million for the three months ended March 31, 2008. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.

          Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the three months ended March 31, 2009, we reimbursed The Summit Group $839,258 in hotel management and Company Manager expenses, which was 2.82% of our total revenues from continuing operations. In the three months ended March 31, 2008, we reimbursed The Summit Group $977,872 in hotel management and Company Manager expenses, which was 2.98% of our total revenues from continuing operations. The reduction in management expense is due to the Company’s efforts to reduce expenses during the economic downturn.
          Repairs and Maintenance
     We incurred $1.8 million in repair and maintenance expenses for the three months ended March 31, 2009, and $2.7 million in repair and maintenance expenses for the three months ended March 31, 2008. Our repair and maintenance expense has declined because renovations scheduled for 2009 have just started. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
     Net Income (Loss)
     Net Income (Loss) Attributable to Summit Hotel Properties, LLC for the three months ended March 31, 2009 was ($1.5 million) compared to $0.5 million for the three months ended March 31, 2008. Income (Loss) from Continuing Operations decreased from $0.5 million for the three months ended March 31, 2008 to ($1.6 million) for the three months ended March 31, 2009. We generated Earnings (Loss) Per Unit of ($894) for the three months ended March 31, 2009 compared to $324 for the three months ended March 31, 2008. Despite the decline in Net Income to a Net (Loss) position in the three months ended March 31, 2009, the Company’s management anticipates that the Company will continue to make Priority Return payments to investors. Net Income (Loss) Attributable to Summit Hotel Properties, LLC decreased in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to the Company’s decline in revenues.
     Seasonality and Diversification
     The hotel and leisure industry is seasonal in nature; however, the periods during which our properties experience higher hotel revenue activities vary from property to property and depend principally upon location. Our revenues historically have generally been lower in the first and fourth quarters than in the second or third quarters.

Liquidity and Capital Resources
     Cash From Operating Activities
     Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members. We maintain a cash reserve to fund anticipated and unanticipated shortfalls in liquidity. The cash reserve balance is reviewed and adjusted on a monthly basis to reflect anticipated decreases in revenues resulting from seasonal fluctuations, declines in revenues resulting from significant events affecting projected industry revenues, and planned major capital expenditures. We also maintain a $40 million line of credit which may be used to fund acquisition, construction or working capital needs.
     We generated $1.8 million in cash from operating activities during the three months ended March 31, 2009, compared to $2.2 million during the three months ended March 31, 2008. This decline in cash generated was largely due to the decline in the Company’s revenues.
     Many economists have reported that the United States is in a severe recession. During the third and fourth quarters of 2008 and first quarter of 2009, many individuals and families cancelled or postponed leisure travel plans. Furthermore, corporations and businesses throughout the United States eliminated or significantly restricted travel budgets. As a result, occupancy rates fell in hotels across the country. In addition, luxury hotels have drastically reduced their room rates, thus competing with mid-scale hotels. These trends intensified in the first quarter of 2009 and are continuing during the second quarter of 2009. Hotels in large metropolitan areas appear to have suffered the most significant effects of the financial crisis. Hotels in mid-sized and smaller markets have also experienced declining revenues, but to a lesser degree than in major metropolitan areas.
     The Company experienced declining occupancy rates in 2007 and 2008 due to over-building of hotels in many markets. The decline in occupancy rates intensified during the third and fourth quarters of 2008, and the first quarter of 2009, as the nationwide recession worsened. Furthermore, we have been forced to reduce room rates at many of our hotels in order to remain competitive. Our hotels located in major metropolitan areas (including Bellevue, Washington, Dallas, Texas, Phoenix, Arizona) have experienced the most significant declines in occupancy rates and ADR. Our hotels located in mid-sized and smaller markets have experienced smaller declines in occupancy rates and ADR. Thus, our diversity across various markets has helped to lessen the impact of the recession on our portfolio.
     In order to combat the effects of the recession and over-building in many markets, we continue to focus on remaining highly competitive within our markets, and engaging in the direct sales process. Furthermore, our hotels have intensified efforts to provide a quality guest-experience, but with reduced expenses. Hotel staffs have been reduced, primarily through attrition. Expenses are very closely monitored and controlled, but with a focus on not reducing guest satisfaction. As a result of these efforts, management anticipates that, for the foreseeable future, we will have sufficient resources to fund hotel operating expenses, make all debt service payments, make capital improvements, and continue to make Priority Return distributions to our investors.

     Cash From Investing Activities
     Certain of our borrowing arrangements require that we maintain cash reserves for payment of property taxes, insurance and maintenance expenses of our hotels. These restricted funds are for use only at the hotels financed by the respective lender requiring the reserve. As of March 31, 2009, $4.6 million of cash on our balance sheet was classified as restricted. We had a net cash decrease of $0.4 million during the three months ended March 31, 2009 due to cash accumulating in restricted accounts.
     Cash From Financing Activities
     Purchases of hotels and new hotel construction have historically been funded with a mix of 35%-40% equity, and 60%-65% debt financing. In March 2007, however, we entered into a loan agreement with Fortress Credit Corp. in the amount of $99.7 million which is used for the purpose of financing, in the short-term, the equity portion of hotel acquisitions and construction. The Company started the construction of a large number of hotels during 2007 and 2008. We believe that if investor equity was used to fund a portion of this construction, it would significantly depress the returns to all of our investors. Consequently, we financed a portion of the equity of these new construction projects for a period of up to 5 years. This financing has caused our leverage to increase. We are attempting to reduce our leverage during 2009 by replacing debt with equity; however, capital markets are currently constrained, and it is uncertain whether we will be able to raise a significant amount of equity.
     During the three months ended March 31, 2009, we paid $1.6 million in principal payments on long-term debt. In addition, during the three months ended March 31, 2009, the Company received financing of $11.0 million for construction activities. The financing was primarily from the First National Bank of Omaha line of credit and various other construction notes to pay for hotel development.
     We have a $40 million line of credit with First National Bank of Omaha for the purpose of temporarily funding acquisitions and construction of new hotels (“Acquisition Line of Credit”). The Acquisition Line of Credit carries an interest rate at the prime rate less 1/2% for non-real estate secured advances, and at the prime rate less 3/4% for real estate secured advances. The borrowings under the Acquisition Line of Credit are repaid as permanent financing and equity sources for such acquisitions are secured. The outstanding balance on the Acquisition Line of Credit as of March 31, 2009 was $10.1 million. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00.
     In addition, we have a $50 million credit pool with First National Bank of Omaha for the permanent financing of hotels. Each loan from the credit pool is classified as either a Pool One loan or a Pool Two loan. Loans from Pool One pay interest only for a maximum of two years, and carry an interest rate of LIBOR plus 2.15%. Loans from Pool Two are for a term of five years, and principal and interest payments are based upon a twenty-year amortization schedule. The Pool Two loans carry an interest rate ranging from LIBOR plus 1.75% to LIBOR plus 2.25%, depending upon the Company’s most recent financial performance. Under this arrangement, our hotels can be financed in Pool One for up to two years and then be financed in Pool Two for up to five years. The outstanding balance on the Credit Pool as of March 31, 2009 was $20.4 million. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00.
     On March 5, 2007 we entered into agreements with Fortress Credit Corp. for the purpose of financing our equity requirements for the acquisition, development and construction of real estate and hotel properties. The loan is in the amount of $99.7 million. Up to $75.0 million of the loan may be advanced to fund a portion of real estate acquisition and construction costs. The remaining $24.7 million may be advanced to fund interest payments under the loan. As of March 31, 2009, the outstanding principal balance of the loan was $83.2 million. The loan carries a variable interest rate of 30-day LIBOR plus 575 basis points, and matures March 2010 with two one-year maturity date extensions available. Interest payments are not paid in cash, but rather are paid through advances on the line of credit. No principal payments are scheduled. The loan is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries.
     On October 3, 2008, the Company entered into a loan with Bank of the Cascades in the amount of $13.27 million to fund the land acquisition and construction of the Residence Inn hotel located in Portland, OR. The loan carries a variable interest rate of the Bank of the Cascades prime rate, with a floor of 6%, and matures in September 2011, with a one-year extension available. The outstanding balance as of March 31, 2009 was $4.0 million.
     On September 17, 2008, the Company entered into a loan with Compass Bank in the amount of $19.3 million to fund the construction of a hotel located in Flagstaff, Arizona. The loan carries a variable rate of the prime rate minus 25 basis points, and matures in May 2018. The outstanding principal balance as of March 31, 2009 was $6.2 million.
     On February 29, 2008, the Company entered into a loan with General Electric Capital Corporation in the amount of $11.4 million to fund the land acquisition and hotel construction of a hotel located in San Antonio, TX. The loan carries a variable interest rate of LIBOR plus 255 basis points, and matures in May 2014. The outstanding balance as of March 31, 2009 was $11.4 million.
     On August 15, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $11.3 million to fund the land acquisition and construction of a hotel located in Baton Rouge, LA. The loan carries a variable interest rate of LIBOR plus 180 basis points, and matures in May 2017. The outstanding balance as of March 31, 2009 was $11.3 million.
     On April 30, 2007, the Company entered into a loan with General Electric Capital Corporation in the amount of $9.5 million to fund the land acquisition and construction of a hotel located in Denver, CO. The loan carries a variable interest rate of LIBOR plus 185 basis points, and matures in May 2017. The outstanding balance as of March 31, 2009 was $9.4 million.
     On July 25, 2006, we secured two construction/semi-permanent loans from M&I Marshall & Ilsley Bank to finance the land acquisition and construction of two hotels in Bloomington, Minnesota. The outstanding balance as of March 31, 2009 was $21.4 million. The interest rate is variable, at LIBOR plus 3.90%. Both notes were refinanced in January 2009, and now carry a maturity date of December 31, 2010.
     In 2005, we obtained a note payable with MetaBank providing the Company with short-term construction financing up to $8.45 million. The note was refinanced on March 10, 2009. Interest on unpaid principal is payable monthly at a rate equal to the prime rate, with a floor of 5%. The loan matures on March 1, 2012. This note is secured by a mortgage on the Boise, Idaho Cambria hotel as well as a mortgage on the Springhill Suites located in Lithia Springs, Georgia. The amount outstanding on this note payable was $7.5 million on March 31, 2009.
     In 2006, we also obtained a note payable with BNC National Bank for short-term construction financing up to $8.25 million. The note carries a variable interest rate of the prime rate minus 25 basis points and matures April 1, 2016. The outstanding balance was $4.3 million as of March 31, 2009.
     We have also obtained financing with regional banks, or in connection with a hotel acquisition have assumed the financing, for several of our hotels. Certain of these loans may contain provisions requiring maintenance of specific leverage ratios or replacement reserves. As of March 31, 2009, 52.4% of our debt carried a fixed interest rate, which includes outstanding balances on multiple advance loans.
     Due to our significant reliance on financing for the acquisition and construction of hotels, changes in interest rates and underwriting parameters may affect our ability to acquire or build hotels which meet our investment objectives. Due to the current conditions in the banking industry and general economy, many lenders have limited offers for new commercial loans. We have experienced increasing difficulties obtaining financing for our hotels, particularly construction financing, on reasonable terms and conditions. Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at terms similar to those on credit facilities currently financing our hotels. In addition, as of March 31, 2009, approximately 47.6% of our indebtedness, including any outstanding balances on multiple advance loans, carried variable interest rates which increase or decrease with general interest rate changes.
          Uses of Cash
     Our primary uses of cash are to fund operational expenses, debt service, capital improvements on existing hotels, construction of hotels, and distributions to members. Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members. We anticipate that cash flow from operations will be sufficient to fund these requirements for the foreseeable future. We will also consider acquiring hotels if we have sufficient debt and equity available to fund the acquisition. Distributions to members totaled $2.8 million and $2.7 million during the three months ended March 31, 2009 and 2008, respectively.
     Major capital improvements on existing hotels and the acquisition or construction of new hotels is funded primarily through financing of hotels with commercial lenders and equity contributions. Due to the rapid increase in construction of new hotels during 2007 and 2008, the total amount of our debt has increased quickly. Because the hotels being financed are under construction, however, they are not generating cash from operations. Most of the loans obtained for the construction of new hotels do not require interest payments, and instead interest is financed through advances on the respective construction loans. Hence, there have not been significant increases in short-term use of cash to fund financing costs as financing costs have been funded by additional debt. Many of the construction loans for the hotels completed in 2007 have begun amortizing. As these hotels and the hotels constructed in 2008 continue to stabilize, their revenues are expected to generate additional cash from operations to fund debt service. During the three months ended March 31, 2009 and 2008, we used debt in the amount of $11.2 million and $11.5 million, respectively, to finance hotel and land acquisitions, construction and development.
          Additional Information Concerning Sources and Uses of Cash
     In October 2008, we began a private equity offering. As of May 1, 2009, we have received and accepted subscriptions from 149 holders for 316.95 $50,000 Units with gross proceeds of $15.8 million (net proceeds of $14.4 million). These proceeds were used to finance new hotel construction and pay down debt related to land and hotel acquisitions.
     We have $82.8 million in outstanding debt maturing and approximately $6.1 million in scheduled principal payments during the next twelve months. Based upon our current level of operations, funds available on our credit pool, and other financing opportunities believed to be available to the Company, management believes that we have sufficient financing sources to meet scheduled maturities, Priority Return payments, working capital requirements, anticipated capital expenditures, anticipated operational expenses including advertising and marketing, and scheduled interest and principal debt payments for the foreseeable future. However, there is no assurance that we will be able to refinance our indebtedness as it becomes due, and if we are able to secure financing, that it will be on favorable terms. In addition, we cannot provide assurance that our business will continue to generate cash flow at or above historical levels or the projected results will be achieved.
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
     We have historically made monthly Priority Return distributions to Class A and Class A-1 members and plan to continue to do so in the future. In addition, generally during April, July and October, we distribute excess cash resulting from hotel operations, however, it is uncertain whether these payments will continue in the short-term. During the three months ended March 31, 2009 and 2008, the Company’s average monthly Priority Return distribution was $947,824 and $888,398, respectively. The Company did not make distributions of excess cash during the three months ended March 31, 2009 or 2008. There can be no assurance that we will be able to make the monthly Priority Return or additional distributions in the future.

However, based upon current operating conditions, management believes that we will continue to make Priority Return distributions into the foreseeable future.
     Due to our significant reliance on financing for the acquisition and construction of hotels, increases in interest rates may affect our ability to acquire or build hotels which meet our investment objectives. Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at interest rates similar to those on credit facilities currently financing our hotels. In addition, as of March 31, 2009, approximately 47.6% of our indebtedness, including outstanding balances on multiple advance loans, carried variable interest rates which increase as general interest rates rise. As of March 31, 2008, approximately 48.6% of our indebtedness, including any outstanding balances on multiple advance loans, carried variable interest rates. The decrease in the proportion of variable rate debt to fixed rate debt is because, in some cases, variable rate construction loans converted to fixed rate permanent loans. Increases in interest rates on permanent loans for our hotels are expected to reduce cash flow from operations. The interest accrued on construction loans generally is capitalized with the cost of construction. Therefore, increased interest rates on these loans are not expected to reduce cash flow in the short term, but may increase the cost of construction.
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

     We have several properties that are under construction and land that is held for future development and construction. The properties under construction and held for development as of March 31, 2009 are described in the table below:

				Acquisition	Opening
Location	# Rooms	Franchise	Status	Date	Date (1)
Houston, TX (2)	118	Springhill Suites	Future Construction	2/15/07	TBD
Jacksonville, FL(2)	136	Aloft	Under Construction	11/29/06	08/09
Jacksonville, FL(2)	119	Holiday Inn	Future Construction	11/29/06	TBD
Flagstaff, AZ (2)	164	Courtyard by Marriott	Under Construction	4/5/06	09/09
Portland, OR (2)(3)	124	Residence Inn	Under Construction	6/13/07	09/09
Portland, OR (2)(3)	136	Hyatt Place	Under Construction	6/13/07	11/09
El Paso, TX (2)	101	Hampton Inn & Suites	Future Construction	7/16/07	TBD
El Paso, TX (2)	121	Courtyard by Marriott	Future Construction	7/16/07	TBD
Ft. Myers, FL (2)	149	Hyatt Place	Under Construction	8/30/07	10/09
Boise, ID(2)	120	Holiday Inn Express &Suites	Future Construction	10/1/04	TBD
Twin Falls, ID	91	Holiday Inn Express & Suites	Construction Completed	2/1/08	03/09
Twin Falls, ID(2)	116	Courtyard by Marriott	Future Construction	12/9/08	TBD
San Antonio, TX(2)	TBD	Hilton Garden Inn	Future Construction	1/22/07	TBD
San Antonio, TX	TBD	TBD	Future Construction	1/22/07	TBD
Spokane, WA(2)	105	Courtyard by Marriott	Future Construction	7/31/08	TBD
Spokane, WA(2)	108	Springhill Suites	Future Construction	7/31/08	TBD
Missoula, MT(2)	100	Fairfield Inn & Suites	Future Construction	7/17/08	TBD

(1)	The opening date is estimated and is subject to change.

(2)	Number of rooms and franchise indicate our plans as of May 1, 2009, which are subject to change.

(3)	Real estate is subject to a ground lease.
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

     We have $82.8 million in outstanding debt maturing and approximately $6.1 million in scheduled principal payments during 2009. Based upon our current level of operations, funds available on our credit pool, and other financing opportunities believed to be available to the Company, management believes that we have sufficient financing sources to meet scheduled maturities, equity distributions, working capital requirements, anticipated capital expenditures, anticipated operational expenses including advertising and marketing, and scheduled interest and principal debt payments for the foreseeable future. However, financing is increasingly difficult to obtain and there is no assurance that we will be able to refinance our indebtedness as it becomes due, and if we are able to secure financing, that it will be on favorable terms. Furthermore, we have three hotels that are under construction and we have been unable to locate debt to finance such projects on terms and conditions that are reasonable. For these three hotels we continue to seek financing, but in the meantime are funding construction costs with equity and our line of credit.
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
Acquisitions and Dispositions
     Since December 31, 2008, we have entered into a contract to sell the Comfort Suites located in St. Joseph, MO. The due diligence period expired on May 1, 2009, and we anticipate a closing in mid to late May. The sale price is $4.0 million.
Commitments and Contingencies
     As of April 30, 2009, including those properties where construction has already started, the Company has entered into construction contracts to develop and build 8 hotels for a total cost of $81 million, with a remaining commitment of approximately $45 million. Construction will not begin on any property on which construction has not already started until such time as construction financing and equity are in place.

     As of April 30, 2009, the Company is under contract to purchase one parcel of land in Charlotte, North Carolina, for a purchase price of $3.0 million. The Company anticipates building one hotel on the site. The estimated construction cost of the hotel to be located on such property is $14 million. The land acquisition cost will be financed through the Acquisition Line of Credit and equity. Construction on the hotel will not begin until construction financing and equity are in place.
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
     As of March 31, 2009, 52.4% of our debt carried fixed interest rates, and 47.6% carried variable interest rates. As of March 31, 2009, our fixed interest rate debt totaled $207.9 million. Our variable interest rate debt totaled $189.2 million as of March 31, 2009, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit. Assuming no increase in the amount of our variable rate debt, if the interest rates on our variable rate long-term debt were to increase by 1.0%, our cash flow would decrease by approximately $1,892,000 per year. This further assumes that interest payments are regularly due on all of our variable rate debt when, in fact, much of our variable rate debt is for construction of hotels or under the Fortress Credit Corp. line of credit, in which cases interest payments are deferred or capitalized into the cost of the construction project.
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
     As our debts mature, the financing arrangements which carry fixed interest rates will become subject to interest rate risk. None of our fixed interest rate debt matures during 2009. Additional information concerning our fixed- and variable-rate debt is included in Item 1. Financial Statements.

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
     There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     The Company has had a complaint filed against it with the US Department of Labor/Occupational Safety and Health Administration (“OSHA”) by Peter J. Poulos, a former employee. The administrative file was opened on April 6, 2009. The complaint is made against the Company, The Summit Group, Inc., Kerry W. Boekelheide, Director of Human Resources Lori Richards, Director of East Coast Operations Trent Peterson, Regional Manager Stephanie Romic and Regional Manager Janis Moeller. The complaint alleges that, as a result of one circumstance of a payment being applied to incorrect accounts, the Company engaged in a scheme to perpetuate fraud, and that the employee’s subsequent termination was retaliatory and in violation of the Corporate and Criminal Fraud Accountability Act of 2002 (CCFA). The only relief sought under the complaint is an administrative finding that the Company violated the CCFA. The Company vehemently denies these allegations and is vigorously defending the claim.
     On May 12, 2009, the Company was served with a civil complaint of Peter J. Poulos, the same former employee described above, filed in United States District Court, Southern District of South Dakota. The complaint is made against the Company, The Summit Group, Inc., Kerry W. Boekelheide, and Trent Peterson and is based upon the same set of circumstances as in the OSHA complaint described above. The relief sought includes damages, including front and back pay, compensatory damages, punitive damages, and other relief, in excess of $10 million. The Company vehemently denies these allegations and is vigorously defending the claim.
     In addition to the foregoing, we are involved from time to time in litigation arising in the ordinary course of business, however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial conditions or results of operations. We may be subject to future claims which could cause us to incur significant expenses or damages, including from entities that we have previously acquired. If we acquire or consolidate additional entities in the future, we may assume obligations and liabilities of such entities. We operate in an industry susceptible to personal injury claims and significant personal injury claims could be asserted against us in the future arising out of events not known to us at this time.
Item 1A. Risk Factors
     The Company’s annual report on Form 10-K filed on or about March 31, 2009 (the “annual report”) sets forth a number of risk factors and other information which should be carefully considered. In addition to the risks described in the annual report, we are subject to a number of other risks and uncertainties which we may not be aware of or which we currently deem to be immaterial to our business operations. If any of such risks or other risks occur, our business, financial condition, operating results and cash flows could be adversely affected. Management does not believe that there are new material risk factors in addition to those set forth in the annual report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     No unregistered sales of equity securities have been made except as reported on the Company’s Current Reports on Form 8-K.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
     The following Exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.
32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer.
32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.
99.1	Reconciliation of Non-GAAP Financial Measure

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, LLC
Date: May 15, 2009	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Chief Executive Officer and Manager

Date: May 15, 2009	By:	/s/ Daniel P. Hansen
Daniel P. Hansen
Chief Financial Officer and Manager

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 — Chief Financial Officer.
32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Executive Officer.
32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Chief Financial Officer.
99.1	Reconciliation of Non-GAAP Financial Measure