Form 10-Q
period 2009-06-30
SUMMIT HOTEL PROPERTIES LLC
filed 2009-08-14
CIK 1284609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______________ to ______________
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
☐ Yes      ☑ No
     The number of Class A Membership Units outstanding as of August 14, 2009, was 1,166.62 and the number of Class A-1 Membership Units outstanding as of August 14, 2009, was 344.49.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2009 AND DECEMBER 31, 2008

	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,151,228	$18,153,435
Restricted cash	1,863,334	1,679,027
Trade receivables	3,827,371	2,622,164
Prepaid expenses and other	1,030,227	2,170,955
Assets held for sale	2,931,707	—
Total current assets	20,803,867	24,625,581

PROPERTY AND EQUIPMENT, NET	497,840,545	461,894,270

OTHER ASSETS
Deferred charges and other assets, net	5,330,343	5,664,796
Restricted cash	1,969,305	2,570,374

Total other assets	7,299,648	8,235,170

TOTAL ASSETS	$525,944,060	$494,755,021

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$87,068,500	$19,508,600
Lines of credit	19,931,007	12,288,500
Notes payable	—	7,469,865
Accounts payable	11,014,640	3,770,908
Related party accounts payable	2,354,696	3,173,179
Accrued expenses	8,595,517	9,956,372

Total current liabilities	128,964,360	56,167,424

LONG-TERM DEBT, NET OF CURRENT PORTION	304,623,954	350,826,837

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A, 1,166.62 units issued and outstanding	71,106,844	76,512,442
Class A-1, 327.04 and 196.50 units issued and outstanding, respectively	26,719,349	15,855,756
Class B, 81.36 units issued and outstanding	2,905,817	3,007,247
Class C, 173.60 units issued and outstanding	(6,565,889)	(5,990,222)
Total Summit Hotel Properties, LLC members’ equity	94,166,121	89,385,223
Noncontrolling interest	(1,810,375)	(1,624,463)
Total equity	92,355,746	87,760,760

TOTAL LIABILITIES AND MEMBERS EQUITY	$525,944,060	$494,755,021

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
REVENUES
Room revenues	$30,789,382	$34,980,505	$59,475,561	$66,803,716
Other hotel operations revenues	502,761	575,667	1,118,314	1,133,740

	31,292,143	35,556,172	60,593,875	67,937,456

COSTS AND EXPENSES
Direct hotel operations	10,683,710	10,589,007	20,472,632	20,414,898
Other hotel operating expenses	4,032,428	3,653,478	8,150,996	7,261,028
General, selling and administrative	6,419,013	6,387,106	11,970,928	12,150,369
Repairs and maintenance	1,826,046	2,441,021	3,637,602	5,145,419
Depreciation and amortization	5,761,056	5,586,776	11,383,720	11,153,613

	28,722,253	28,657,388	55,615,878	56,125,327

INCOME FROM OPERATIONS	2,569,890	6,898,784	4,977,997	11,812,129

OTHER INCOME (EXPENSE)
Interest income	8,045	43,810	18,419	91,809
Interest (expense)	(4,221,005)	(4,254,285)	(8,337,655)	(8,754,707)
Gain (loss) on disposal of assets	24,631	—	24,560	(3,964)

	(4,188,329)	(4,210,475)	(8,294,676)	(8,666,862)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,618,439)	2,688,309	(3,316,679)	3,145,267

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,696,264	1,750,739	1,800,544	2,042,687

NET INCOME (LOSS) BEFORE INCOME TAXES	77,825	4,439,048	(1,516,135)	5,187,954

STATE INCOME TAX (EXPENSE)	—	(309,000)	—	(309,000)

NET INCOME (LOSS)	77,825	4,130,048	(1,516,135)	4,878,954

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(62,924)	72,655	(185,912)	317,087

NET INCOME (LOSS) ATTRIBUTABLE TO SUMMIT HOTEL PROPERTIES, LLC	$140,749	$4,057,393	$(1,330,223)	$4,561,867

BASIC AND DILUTED EARNINGS PER $100,000 CAPITAL UNIT	$82.16	$2,609.54	$(792.13)	$2,934.00

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT (based on $100,000 investment)	1,713.14	1,554.83	1,679.29	1,554.83

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009

						Equity
	# of					Attributable to
	Capital					Noncontrolling
	Units	Class A	Class A-1	Class B	Class C	Interest	Total
BALANCES, JANUARY 1, 2009	1,618.08	$76,512,442	$15,855,756	$3,007,247	$(5,990,222)	$(1,624,463)	$87,760,760

Class A-1 units issued in private placement	130.54		11,965,152				$11,965,152

Net Income (Loss)	—	(574,217)	(78,909)	(101,430)	(575,667)	(185,912)	(1,516,135)

Distributions to members	—	(4,831,381)	(1,022,650)	—	—	—	(5,854,031)

BALANCES, JUNE 30, 2009	1,748.62	$71,106,844	$26,719,349	$2,905,817	$(6,565,889)	$(1,810,375)	$92,355,746

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(1,330,223)	$4,561,867
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,476,226	11,769,572
Unsuccessful project costs	815,209	—
Noncontrolling interest in operations of consolidated LLC	(185,912)	317,087
(Gain) loss on disposal of assets	(1,619,446)	(1,032,394)
Changes in current assets and liabilities:
Trade receivables	(1,205,207)	(1,848,222)
Prepaid expenses and other	1,140,728	912,161
Accounts payable and related party accounts payable	(4,036,052)	(2,931,278)
Accrued expenses	(1,359,951)	646,982

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,695,372	12,395,775

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(8,531,400)	—
Purchases of other property & equipment	(6,376,188)	(5,365,986)
Proceeds from asset dispositions, net of closing costs	413,751	4,009,927
Restricted cash released (funded)	416,762	(350,414)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(14,077,075)	(1,706,473)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	3,737,000
Principal payments on long-term debt	(3,307,485)	(8,333,759)
Financing fees on long-term debt	(467,492)	(251,892)
Proceeds from issuance of notes payable and line of credit	3,768,831	6,083,354
Principal payments on notes payable and line of credit	(276,329)	—
Proceeds from equity contributions	9,516,002	—
Distributions to members	(5,854,031)	(8,254,003)
Distributions to noncontrolling interest	—	(306,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,379,496	(7,325,300)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,002,207)	3,364,002

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	18,153,435	7,776,395

END OF PERIOD	$11,151,228	$11,140,397

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest, net of the amounts capitalized below	$8,347,799	$9,227,827

Interest capitalized	$1,827,091	$1,914,634

Cash payments for state income taxes	$526,053	$641,295

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL INFORMATION:
Acquisitions of hotel properties and land through issuance of debt	$—	$1,222,116

Construction in progress financed through related party accounts payable	$740,101	$4,407,589

Construction in progress financed through accounts payable	$9,721,200	$—

Construction in progress financed through issuance of debt	$27,304,006	$13,120,787

Conversion of notes payable to long-term debt	$—	$3,430,864

Issuance of long-term debt to refinance existing long-term debt	$8,440,000	$9,925,237

Conversion of debt to equity	$2,449,150	$—

Sale proceeds used to payoff long-term debt	$3,510,214	$—

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

NOTE 1 - SELECTED SUPPLEMENTARY INFORMATION
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on interim periods. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K filing for the year ended December 31, 2008. In management’s opinion, all adjustments made were normal and recurring in nature and were necessary for a fair statement of the results of the interim period. The December 31, 2008 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The Company has evaluated all subsequent events through August 10, 2009, the date the financial statements were issued.
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
Adopted Accounting Standards
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
In April 2009, the FASB issued FSP No. FAS No. 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP FAS No. 107-1 and APB No. 28-1 are effective in reporting periods ending after June 15, 2009. The adoption of this Statement concerns disclosure only and did not have an impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment to ARB No.51, or SFAS No. 160” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other items, SFAS No. 160 requires that equity attributable to noncontrolling interests be recognized in equity separate from that of the Company’s and that consolidated net income now includes the results of operations attributable to its noncontrolling interests.
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

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
In May, 2009, the FASB issued Financial Accounting Standard No. 165, “Subsequent Events”. This standard establishes the period in which management of a reporting entity should evaluate events and transactions for recognition or disclosure in the financial statements. It also describes the circumstances under which an entity should recognize events or transactions that occur after the balance sheet date. The Company adopted this Statement on June 30, 2009, and it had no impact on the consolidated financial statements.
Future Adoption of Accounting Standards
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)”. SFAS No. 167 amends FIN No. 46 (R), “Consolidation of Variable Interest Entities” and changes the consolidation guidance applicable to a variable interest entity. Among other things, it requires a qualitative analysis to be performed in determining whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that SFAS No. 167 will have on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 replaces SFAS No. 162 as the source of authoritative accounting principles recognized by
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. SFAS No. 168 will have no effect on the Company’s consolidated financial statements as it is for disclosure purposes only.
Fair Value
SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.
Our estimates of the fair value of financial instruments as of June 30, 2009, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.
As of June 30, 2009, the fair value of our consolidated mortgage and other secured and unsecured loans aggregates $415,126,650, compared to the aggregate carrying value of $411,623,461 on our consolidated balance sheet.
Assets Held for Sale
As a part of regular policy, the Company periodically reviews hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property to determine if any hotels should be classified as held for sale.
During 2008 and the first half of 2009, the Company completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes are either non-core or no longer complement the business. The hotel property in Ellensburg, WA is committed to be sold during the third quarter of 2009 and thus, its net book value is recorded as assets held for sale as of June 30, 2009.
Assets held for sale at June 30, 2009 and December 31, 2008 are comprised of the following:

	2009	2008
Land	$—	$—
Building	3,516,016	—
Furniture, fixtures and equipment	301,751	—

	3,817,767	—
Less accumulated depreciation	886,060	—

	$2,931,707	$—

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Discontinued Operations
In accordance with SFAS No. 144, the Company classifies its condensed consolidated financial statements of operations for the three and six month periods ended June 30, 2009 and 2008, and its condensed consolidated balance sheet as of June 30, 2009. This presentation reflects discontinued operations of seven consolidated hotel properties sold during the period, or to be sold pursuant to the plan for hotel dispositions. This classification has no impact on the Company’s net income or the net income per capital unit. The seven hotel properties are located in St. Joseph, MO; Ellensburg, WA; two in Kennewick, WA; Lewiston, ID; Jackson, MS; and Overland Park, KS. The Lewiston, ID; Jackson, MS; Overland Park, KS; and Kennewick, WA hotel properties were sold during 2008 for approximately $28,575,000. The St. Joseph, MO property was sold during 2nd quarter 2009 for approximately $4,050.000. The Ellensburg, WA property is scheduled to be sold during 3rd quarter of 2009.
Condensed financial information of the results of operations for these hotel properties included in discontinued operations for the three and six month periods ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
REVENUES	$456,388	$2,939,989	$967,042	$5,444,024

COSTS AND EXPENSES
Direct hotel operations	137,834	848,732	297,811	1,663,894
Other hotel operating expenses	48,342	293,017	113,668	595,711
General, selling and administrative	88,767	471,437	189,402	917,647
Repairs and maintenance	15,243	76,622	32,948	152,755
Depreciation and amortization	48,430	308,024	92,506	615,959

	338,616	1,997,832	726,335	3,945,966

INCOME FROM OPERATIONS	117,772	942,157	240,707	1,498,058

OTHER INCOME (EXPENSE)
Interest income	—	7,419	116	11,391
Interest (expense)	(16,394)	(235,195)	(35,165)	(503,120)
Gain (loss) on disposal of assets	1,594,886	1,036,358	1,594,886	1,036,358

	1,578,492	808,582	1,559,837	544,629

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$1,696,264	$1,750,739	$1,800,544	$2,042,687

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
JUNE 30, 2009

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
Accrued Expenses
Accrued expenses at June 30, 2009 and December 31, 2008 are as follows:

	2009	2008
Accrued taxes	$4,892,185	$5,910,209
Accrued salaries and benefits	1,279,375	1,838,615
Accrued interest	1,192,573	1,109,577
Other accrued expenses	1,231,384	1,097,971

	$8,595,517	$9,956,372

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
On June 29, 2009, the Company entered into a loan with Bank of the Ozarks in the amount of $10,816,000 to fund the hotel construction located in Portland, OR. The loan carries a variable interest rate of 90 day LIBOR plus 400 basis points, and matures in June 29, 2012. The balance at June 30, 2009 is approximately $1,000.
Commitments/Agreements
The Company has entered into 5 construction contracts totaling approximately $59,600,000 with five contractors to develop hotel properties. The remaining commitment is estimated to be $13,000,000.
Subsequent Events
On October 21, 2008, the Company issued a private placement memorandum (PPM) for the purpose of acquiring additional investors. For the one month period ended July 31, 2009, the Company received capital contributions of $1,745,000 in connection with this offering and issued 34.9 Class A-1
(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

membership units. The Company received proceeds of the offering (net of expenses) of approximately $1,597,550.
The Company signed a sales contract on the Comfort Inn in Ellensburg, WA for $2,760,000 and plan to close on the sale during 3rd quarter 2009.

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
     Management has identified one hotel that the Company will prepare for sale. As of August 1, 2009, the Company has entered into a contract to sell the Ellensburg, WA Comfort Inn hotel. Closing is scheduled for August 14, 2009.
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
Results of Operations
     The following discussion presents an analysis of results of our operations for the three and six months ended June 30, 2009 and June 30, 2008.
     Our operating results declined for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. The primary cause was a decline in revenues caused by decreased occupancy rates and average daily rates (ADRs) at our hotels. Due to the significant decline in the national economy, occupancy rates and room rates have decreased at hotels throughout the United States, including the Company’s hotels.
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
Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008
     Revenues
     Total revenue for the three months ended June 30, 2009 was $31.3 million, compared to $35.6 million during the three months ended June 30, 2008. This is a decrease of 12.0%. The decrease was primarily caused by decreasing occupancy rates and ADRs at our hotels.
     The key indicators for the Company’s hotel performance for the three months ended June 30, 2009 and 2008 are set forth in the following table.

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2009	2008	Increase/(Decrease)
All Company Hotels
RevPAR	$58.04	$71.27	($13.23)
Average Daily Rate	$86.97	$100.45	($13.48)
Occupancy Rate	66.73%	70.95%	(4.22%)
     Management attributes the decline in revenues to decreased occupancy rates and average daily rates (ADRs) at our hotels. Due to the significant decline in the national economy, many business and leisure travelers have cancelled or postponed travel plans. As a result, occupancy rates at hotels throughout the United States have declined. Because of the lower occupancy rates, many hotel operators have lowered their room rates in an attempt to be more competitive. Consequently, we were also forced to lower room rates during the fourth quarter of 2008 and first and second quarter of 2009 to remain competitive in our markets.
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
     Hotel Operating Expenses
     Our hotel operating expenses increased as a percentage of revenues, and totaled $28.7 million for the three months ended June 30, 2009, which was 91.8% of our total revenues, compared to $28.7 million for the three months ended June 30, 2008, which was 80.6% of our total revenues. The increase in the percentage of operating expenses to revenues was caused by the decline in revenues, but a limited corresponding decline in expenses. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors. Many of our expenses are fixed, such as essential hotel staff, real estate taxes, insurance, depreciation, and certain types of franchise fees, and these expenses do not decrease even if the revenues at our hotels decrease.
     Due to the decline in revenues, management has re-focused its efforts on operating our hotels efficiently and reducing expenses, but without sacrificing a high-quality guest experience. Despite the significant decrease in revenues during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, because of the Company’s efforts to reduce expenses, the Company continues to generate positive Net Cash from Operations (as defined below).
     The Company generated Net Cash from Operations of $1.0 million during the three months ended June 30, 2009. Net Cash from Operations as defined in the Company’s Operating Agreement is gross cash proceeds from the Company’s operations and disposition of assets, less the portion used to pay the established reserves, debt payments, capital improvements, replacements and contingencies, all as determined by the Company Manager. Management believes this non-GAAP financial measure is significant because many members are highly interested in the Company’s cash flow, which reflects its ability to make additional distributions to its members above and beyond the Priority Return payments. At this time, Management believes it is prudent to hold excess Net Cash from Operations in reserve due to the current challenging economic environment and does not anticipate making distributions to its investors in excess of Priority Return payments until such time as the economic challenges facing the Company subside. Please see the attached Exhibit 99.1 for a reconciliation of Net Cash from Operations to Net Income (Loss).
           Depreciation
     Our depreciation and amortization expenses totaled $5.8 million for the three months ended June 30, 2009, and $5.6 million for the three months ended June 30, 2008. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.
          Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the three months ended June 30, 2009, we reimbursed The Summit Group $854,642 in hotel management and Company Manager expenses, which was 2.73% of our total revenues from continuing operations. In the three months ended June 30, 2008, we reimbursed The Summit Group $1,030,670 in hotel management and Company Manager expenses, which was 2.90% of our total revenues from continuing operations. The reduction in management expense is due to the Company’s efforts to reduce expenses during the economic downturn.
          Repairs and Maintenance
     We incurred $1.8 million in repair and maintenance expenses for the three months ended June 30, 2009, and $2.4 million in repair and maintenance expenses for the three months ended June 30, 2008. Our repair and maintenance expense has declined because fewer of the Company’s hotels are undergoing regularly scheduled renovations during 2009. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
     Net Income (Loss)
     Net Income (Loss) Attributable to Summit Hotel Properties, LLC for the three months ended June 30, 2009 was $0.1 million compared to $4.1 million for the three months ended June 30, 2008. Income (Loss) from Continuing Operations decreased from $2.7 million for the three months ended June 30, 2008 to ($1.6 million) for the three months ended June 30, 2009. We generated Earnings (Loss) Per Unit of $82 for the three months ended June 30, 2009 compared to $2,610 for the three months ended June 30, 2008. Despite the decline in Net Income during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, the Company’s management anticipates that the Company will continue to make Priority Return payments to investors. Net Income (Loss) Attributable to Summit Hotel Properties, LLC decreased in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to the Company’s decline in revenues.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008
     Revenues
     Total revenue for the six months ended June 30, 2009 was $60.6 million, compared to $67.9 million during the six months ended June 30, 2008. This is a decrease of 10.8%. The decrease was primarily caused by decreasing occupancy rates and ADRs at our hotels.
     The key indicators for the Company’s hotel performance for the six months ended June 30, 2009 and 2008 are set forth in the following table.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2008	Increase/(Decrease)
All Company Hotels
RevPAR	$56.62	$67.78	($11.16)
Average Daily Rate	$89.07	$101.50	($12.43)
Occupancy Rate	63.57%	66.78%	(3.21%)
     Management attributes the decline in revenues to decreased occupancy rates and average daily rates (ADRs) at our hotels. Due to the significant decline in the national economy, many business and leisure travelers have cancelled or postponed travel plans. As a result, occupancy rates at hotels throughout the United States have declined. Because of the lower occupancy rates, many hotel operators have lowered their room rates in an attempt to be more competitive. Consequently, we were also forced to lower room rates during the fourth quarter of 2008 and first two quarters of 2009 to remain competitive in our markets.
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
     Hotel Operating Expenses
     Our hotel operating expenses increased as a percentage of revenues, and totaled $55.6 million for the six months ended June 30, 2009, which was 91.8% of our total revenues, compared to $56.1 million for the six months ended June 30, 2008, which was 82.6% of our total revenues. The increase in the percentage of operating expenses to revenues was caused by the decline in revenues, but a limited corresponding decline in expenses. Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors. Many of our expenses are fixed, such as essential hotel staff, real estate taxes, insurance, depreciation, and certain types of franchise fees, and these expenses do not decrease even if the revenues at our hotels decrease.
     Due to the decline in revenues, management has re-focused its efforts on operating our hotels efficiently and reducing expenses, but without sacrificing a high-quality guest experience. Despite the significant decrease in revenues during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, because of the Company’s efforts to reduce expenses, the Company continues to generate positive Net Cash from Operations (as defined below).
     The Company generated Net Cash from Operations of $1.6 million during the six months ended June 30, 2009. Net Cash from Operations as defined in the Company’s Operating Agreement is gross cash proceeds from the Company’s operations and disposition of assets, less the portion used to pay the established reserves, debt payments, capital improvements, replacements and contingencies, all as determined by the Company Manager. Management believes this non-GAAP financial measure is significant because many members are highly interested in the Company’s cash flow, which reflects its ability to make additional distributions to its members above and beyond the Priority Return payments. At this time, Management believes it is prudent to hold excess Net Cash from Operations in reserve due to the current challenging economic environment and does not anticipate making distributions to its investors in excess of Priority Return payments until such time as the economic challenges facing the Company subside. Please see the attached Exhibit 99.1 for a reconciliation of Net Cash from Operations to Net Income (Loss).
          Depreciation
     Our depreciation and amortization expenses totaled $11.4 million for the six months ended June 30, 2009, and $11.2 million for the six months ended June 30, 2008. Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.
          Management Expense
     We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager. During the six months ended June 30, 2009, we reimbursed The Summit Group $1,693,900 in hotel management and Company Manager expenses, which was 2.80% of our total revenues from continuing operations. In the six months ended June 30, 2008, we reimbursed The Summit Group $2,070,521 in hotel management and Company Manager expenses, which was 3.05% of our total revenues from continuing operations. The reduction in management expense is due to the Company’s efforts to reduce expenses during the economic downturn.

          Repairs and Maintenance
     We incurred $3.6 million in repair and maintenance expenses for the six months ended June 30, 2009, and $5.1 million in repair and maintenance expenses for the six months ended June 30, 2008. Our repair and maintenance expense has declined because fewer of the Company’s hotels are undergoing regularly scheduled renovations during 2009. Normal maintenance and repair costs are expensed as they are incurred. Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized. Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.
     Net Income (Loss)
     Net Income (Loss) Attributable to Summit Hotel Properties, LLC for the six months ended June 30, 2009 was ($1.3 million) compared to $4.6 million for the six months ended June 30, 2008. Income (Loss) from Continuing Operations decreased from $3.1 million for the six months ended June 30, 2008 to ($3.3 million) for the six months ended June 30, 2009. We generated Earnings (Loss) Per Unit of ($792) for the six months ended June 30, 2009 compared to $2,934 for the six months ended June 30, 2008. Despite the decline in Net Income in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, the Company’s management anticipates that the Company will continue to make Priority Return payments to investors. Net Income (Loss) Attributable to Summit Hotel Properties, LLC decreased in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to the Company’s decline in revenues.
     Seasonality and Diversification
     The hotel and leisure industry is seasonal in nature; however, the periods during which our properties experience higher hotel revenue activities vary from property to property and depend principally upon location. Our revenues historically have generally been lower in the first and fourth quarters than in the second or third quarters.
Liquidity and Capital Resources
     Cash From Operating Activities
     Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members. We maintain a cash reserve to fund anticipated and unanticipated shortfalls in liquidity. The cash reserve balance is reviewed and adjusted on a monthly basis to reflect anticipated decreases in revenues resulting from seasonal fluctuations, declines in revenues resulting from significant events affecting projected industry revenues, and planned major capital expenditures. Due to the downturn in the economy and the reduced amount available under our line of credit discussed under Cash From Financing Activities below, management anticipates increasing cash reserves above levels that we have historically maintained.

     We generated $3.7 million in cash from operating activities during the six months ended June 30, 2009, compared to $12.4 million during the six months ended June 30, 2008. This decline in cash generated was largely due to the decline in the Company’s revenues.
     Many economists have reported that the United States is in a severe recession. During the third and fourth quarters of 2008 and first and second quarters of 2009, many individuals and families cancelled or postponed leisure travel plans. Furthermore, corporations and businesses throughout the United States eliminated or significantly restricted travel budgets. As a result, occupancy rates fell in hotels across the country. In addition, luxury hotels have drastically reduced their room rates, thus competing with mid-scale hotels. These trends intensified in the first quarter of 2009 and continued during the second quarter of 2009. We anticipate that these trends will continue for the remainder of 2009. Hotels in large metropolitan areas appear to have suffered the most significant effects of the financial crisis. Hotels in mid-sized and smaller markets have also experienced declining revenues, but to a lesser degree than in major metropolitan areas.
     The Company experienced declining occupancy rates in 2007 and 2008 due to over building of hotels in many markets. The decline in occupancy rates intensified during the third and fourth quarters of 2008, and the first and second quarters of 2009, as the nationwide recession worsened. Furthermore, we have been forced to reduce room rates at many of our hotels in order to remain competitive. Our hotels located in major metropolitan areas (including Bellevue, Washington, Dallas, Texas, and Phoenix, Arizona) have experienced the most significant declines in occupancy rates and ADR. Our hotels located in mid-sized and smaller markets have experienced smaller declines in occupancy rates and ADR. Thus, our diversity across various markets has helped to lessen the impact of the recession on our portfolio.
     In order to combat the effects of the recession and over building in many markets, we continue to focus on remaining highly competitive within our markets, and engaging in the direct sales process. Furthermore, our hotels have intensified efforts to provide a quality guest-experience, but with reduced expenses. Hotel staffs have been reduced, primarily through attrition. Expenses are very closely monitored and controlled, but with a focus on not reducing guest satisfaction. As a result of these efforts, management anticipates that, for the foreseeable future, we will have sufficient resources to fund hotel operating expenses, make all debt service payments, make capital improvements, and continue to make Priority Return distributions to our investors.
     Cash From Investing Activities
     Certain of our borrowing arrangements require that we maintain cash reserves for payment of property taxes, insurance and maintenance expenses of our hotels. These restricted funds are for use only at the hotels financed by the respective lender requiring the reserve. As of June 30, 2009, $3.8 million of cash on our balance sheet was classified as restricted. We had a net cash increase of $0.4 million during the six months ended June 30, 2009 due to cash being released from restricted accounts.

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
     During the six months ended June 30, 2009, we paid $3.3 million in principal payments on long-term debt. In addition, during the six months ended June 30, 2009, the Company received financing of $3.8 million for construction activities. The financing was primarily from the First National Bank of Omaha line of credit and various other construction notes to pay for hotel development.
          We have a line of credit with First National Bank of Omaha for the purpose of temporarily funding acquisitions and construction of new hotels (“Acquisition Line of Credit”). The Acquisition Line of Credit carries an interest rate at the prime rate less 1/2% for non-real estate secured advances, and at the prime rate less 3/4% for real estate secured advances. The borrowings under the Acquisition Line of Credit are repaid as permanent financing and equity sources for such acquisitions are secured. The outstanding balance on the Acquisition Line of Credit as of June 30, 2009 was $19.9 million. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00. The Acquisition Line of Credit was scheduled to mature in June 2009, but the maturity date has been extended until August 21, 2009, and we are in the process of re-negotiating the terms of the line of credit. Management anticipates that First National Bank of Omaha will refinance the line of credit but with a maximum principal available equivalent to the current amount outstanding under the line of credit, plus the amount necessary to finance completion of construction of the Jacksonville, FL Aloft hotel, and amounts outstanding under letters of credit issued by the bank. As a result, we will need to refinance or otherwise pay down the principal balance on the line of credit prior to being able to access the line of credit for additional funds.
     In addition, we have a credit pool with First National Bank of Omaha for the permanent financing of hotels. We have re-negotiated the terms of the credit pool, and as of August 12, 2009, documents are being circulated to the various parties for signature. Based upon the negotiated documents, the maximum principal available will be reduced to $35 million. Under the reduced principal amount available, we will be unable to finance additional hotels from the credit pool until we have refinanced or otherwise paid down loans currently financed under the credit pool. Each loan from the credit pool is classified as either a Pool One loan or a Pool Two loan. Loans from Pool One pay interest only for a maximum of two years. Loans from Pool Two are for a term of five years, and principal and interest payments are based upon a twenty-year amortization schedule.

Under this arrangement, our hotels can be financed in Pool One for up to two years and then be financed in Pool Two for up to five years. Under the negotiated documents, the interest rate for Pool One loans shall be 90-day LIBOR plus 400 basis points, with a floor of 5.50%; the interest rate for Pool Two loans shall be 90-day LIBOR plus 400 basis points, with a floor of 5.25%. The credit pool carries a covenant that the Company may not exceed an aggregate of $450 million outstanding debt without the prior approval of the lender. We are further required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00.
     On March 5, 2007 we entered into agreements with Fortress Credit Corp. for the purpose of financing our equity requirements for the acquisition, development and construction of real estate and hotel properties. The loan is in the amount of $99.7 million. Up to $75.0 million of the loan may be advanced to fund a portion of real estate acquisition and construction costs. The remaining $24.7 million may be advanced to fund interest payments under the loan. As of June 30, 2009, the outstanding principal balance of the loan was $81.0 million. The loan carries a variable interest rate of 30-day LIBOR plus 575 basis points, and matures March 2010 with two one-year maturity date extensions available. Interest payments are not paid in cash, but rather are paid through advances on the line of credit. No principal payments are scheduled. The loan is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries.
     On June 29, 2009, the Company entered into a loan with Bank of the Ozarks to fund the land acquisition and construction of the Hyatt Place hotel located in Portland, OR. The loan is in the amount of $7.4 million, but based on the hotel’s performance, the Company has the opportunity to increase the loan amount to $10.8 million. The loan carries a variable interest rate of the three-month LIBOR plus 400 basis points, with a floor of 6.75%, and matures in June 2012, with two one-year extensions available. The outstanding balance as of June 30, 2009 was approximately $1,000.
     On October 3, 2008, the Company entered into a loan with Bank of the Cascades in the amount of $13.27 million to fund the land acquisition and construction of the Residence Inn hotel located in Portland, OR. The loan carries a variable interest rate of the Bank of the Cascades prime rate, with a floor of 6%, and matures in September 2011, with a one-year extension available. The outstanding balance as of June 30, 2009 was $7.3 million.
     On September 17, 2008, the Company entered into a loan with Compass Bank in the amount of $19.3 million to fund the construction of a hotel located in Flagstaff, Arizona. The loan carries a variable rate of the prime rate minus 25 basis points, and matures in May 2018. The outstanding principal balance as of June 30, 2009 was $10.2 million.
     We have also obtained financing with regional banks, or in connection with a hotel acquisition have assumed the financing, for several of our hotels. Certain of these loans may contain provisions requiring maintenance of specific leverage ratios or replacement reserves. As of June 30, 2009, 50.10% of our debt carried a fixed interest rate, which includes outstanding balances on multiple advance loans.
     Due to our significant reliance on financing for the acquisition and construction of hotels, changes in interest rates and underwriting parameters may affect our ability to acquire or build hotels which meet our investment objectives. Due to the current conditions in the banking industry and general economy, many lenders have limited offers for new commercial loans. We have experienced increasing difficulties obtaining financing for our hotels, particularly construction financing, on reasonable terms and conditions. As a result, we will not acquire real estate or begin new hotel construction until such time as equity and debt financing are in place for such project. Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at terms similar to those on credit facilities currently financing our hotels. In addition, as of June 30, 2009, approximately 49.90% of our indebtedness, including any outstanding balances on multiple advance loans, carried variable interest rates which increase or decrease with general interest rate changes.
          Uses of Cash
     Our primary uses of cash are to fund operational expenses, debt service, capital improvements on existing hotels, construction of hotels, and distributions to members. Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members. We anticipate that cash flow from operations will be sufficient to fund these requirements for the foreseeable future. We will also consider acquiring hotels only if we have sufficient debt and equity available to fund the acquisition. Distributions to members totaled $3.0 million and $5.6 million during the three months ended June 30, 2009 and 2008, respectively, and totaled $5.9 million and $8.3 million during the six months ended June 30, 2009 and 2008, respectively.
     Major capital improvements on existing hotels and the acquisition or construction of new hotels is funded primarily through financing of hotels with commercial lenders and equity contributions. Due to the rapid increase in construction of new hotels during 2007 and 2008, the total amount of our debt has increased quickly. Because the hotels being financed are under construction, however, they are not generating cash from operations. Most of the loans obtained for the construction of new hotels do not require interest payments, and instead interest is financed through advances on the respective construction loans. Hence, there have not been significant increases in short-term use of cash to fund financing costs as financing costs have been funded by additional debt. Many of the construction loans for the hotels completed in 2007 have begun amortizing. As these hotels and the hotels constructed in 2008 continue to stabilize, their revenues are expected to generate additional cash from operations to fund debt service. During the six months ended June 30, 2009 and 2008, we used debt in the amount of $27.3 million and $14.3 million, respectively, to finance hotel and land acquisitions, construction and development.
          Additional Information Concerning Sources and Uses of Cash
     In October 2008, we began a private equity offering. As of August 1, 2009, we have received and accepted subscriptions from 241 holders for 422.48 $50,000 Units with gross proceeds of $21.1 million (net proceeds of $19.2 million). These proceeds were used to finance new hotel construction and pay down debt related to land and hotel acquisitions.

     We have historically made monthly Priority Return distributions to Class A and Class A-1 members and plan to continue to do so in the future. In addition, generally during April, July and October, we distribute excess cash resulting from hotel operations, however, we have suspended these payments in the short-term, so that we can increase reserves for operations. During the three months ended June 30, 2009 and 2008, the Company’s average monthly Priority Return distribution was $1,003,520 and $898,269, respectively. During the six months ended June 30, 2009 and 2008, the Company’s average monthly Priority Return distribution was $975,672 and $893,334, respectively. The Company made distributions of excess cash during the three months ended June 30, 2009 and 2008 of $0 and $2,894,000, respectively, and during the six months ended June 30, 2009 and 2008 of $0 and $2,894,000, respectively. There can be no assurance that we will be able to make the monthly Priority Return or additional distributions in the future. However, based upon current operating conditions, management believes that we will continue to make Priority Return distributions into the foreseeable future. We will reinstitute making distributions of excess cash to investors at such time as management believes that the revenues generated by our hotels, and the hotel industry in general, are stable enough so that releasing funds from our cash reserves is prudent.
     Due to our significant reliance on financing for the acquisition and construction of hotels, increases in interest rates may affect our ability to acquire or build hotels which meet our investment objectives. Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at interest rates similar to those on credit facilities currently financing our hotels. In addition, as of June 30, 2009, approximately 49.90% of our indebtedness, including outstanding balances on multiple advance loans, carried variable interest rates which increase as general interest rates rise. As of June 30, 2008, approximately 54.10% of our indebtedness, including any outstanding balances on multiple advance loans, carried variable interest rates. The decrease in the proportion of variable rate debt to fixed rate debt is because, in some cases, variable rate construction loans converted to fixed rate permanent loans. Increases in interest rates on permanent loans for our hotels are expected to reduce cash flow from operations. The interest accrued on construction loans generally is capitalized with the cost of construction. Therefore, increased interest rates on these loans are not expected to reduce cash flow in the short term, but may increase the cost of construction.
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

     We have several properties that are under construction and land that is held for future development and construction. The properties under construction and held for development as of August 1, 2009 are described in the table below:

				Acquisition	Opening
Location	# Rooms	Franchise	Status	Date	Date (1)
Houston, TX (2)	118	Springhill Suites	Future Construction	2/15/07	TBD
Jacksonville, FL(2)	136	Aloft	Under Construction	11/29/06	08/09
Jacksonville, FL(2)	119	Holiday Inn	Future Construction	11/29/06	TBD
Flagstaff, AZ (2)	164	Courtyard by Marriott	Under Construction	4/5/06	09/09
Portland, OR (2)(3)	124	Residence Inn	Under Construction	6/13/07	09/09
Portland, OR (2)(3)	136	Hyatt Place	Under Construction	6/13/07	11/09
El Paso, TX (2)	101	Hampton Inn & Suites	Future Construction	7/16/07	TBD
El Paso, TX (2)	121	Courtyard by Marriott	Future Construction	7/16/07	TBD
Ft. Myers, FL (2)	149	Hyatt Place	Under Construction	8/30/07	10/09
Boise, ID(2)	120	Holiday Inn Express & Suites	Future Construction	10/1/04	TBD
Twin Falls, ID	91	Holiday Inn Express & Suites	Construction Completed	2/1/08	03/09
Twin Falls, ID(2)	116	Courtyard by Marriott	Future Construction	12/9/08	TBD
San Antonio, TX(2)	TBD	Hilton Garden Inn	Future Construction	1/22/07	TBD
San Antonio, TX	TBD	TBD	Future Construction	1/22/07	TBD
Spokane, WA(2)	105	Courtyard by Marriott	Future Construction	7/31/08	TBD
Spokane, WA(2)	108	Springhill Suites	Future Construction	7/31/08	TBD
Missoula, MT(2)	100	Fairfield Inn & Suites	Future Construction	7/17/08	TBD

(1)	The opening date is estimated and is subject to change.

(2)	Number of rooms and franchise indicate our plans as of August 1, 2009, which are subject to change.

(3)	Real estate is subject to a ground lease.
     The table above does not include renovation or remodeling of hotels, and includes only construction of new hotels. Construction of the Portland, OR Residence Inn is financed through the Bank of the Cascades loan. Construction of the Flagstaff, AZ Courtyard by Marriott is financed through the Compass Bank loan. Construction of the Portland, OR Hyatt Place is financed through the Bank of the Ozarks loan. Construction of the Jacksonville, FL Aloft hotel is financed through the First National Bank of Omaha Acquisition Line of Credit. The construction of the Ft. Myers, FL Hyatt Place hotel is currently being funded with equity, however, a portion of the equity will be replaced with commercial debt at such time as the company locates debt for this project upon reasonable terms and conditions. Future hotel construction is expected to be financed through proceeds received from the sale of a hotel, equity contributions, and debt financing.
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

     We have $81.0 million in outstanding debt maturing and approximately $6.1 million in scheduled principal payments during 2009. Based upon our current level of operations, and despite new restrictions on amounts available under our line of credit for new construction, management believes that we have sufficient financing sources to meet scheduled maturities, equity distributions, working capital requirements, anticipated capital expenditures, anticipated operational expenses including advertising and marketing, and scheduled interest and principal debt payments for the foreseeable future. Financing continues to be difficult to obtain and there is no assurance that we will be able to refinance our indebtedness as it becomes due, and if we are able to secure financing, that it will be on favorable terms. Furthermore, we have one hotel that is under construction and we have been unable to locate debt to finance this hotel on terms and conditions that are reasonable. For this hotel we continue to seek financing, but in the meantime are funding construction costs with equity.
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
Recent Developments
     Acquisitions and Dispositions
     As of August 1, 2009 we have acquired and disposed of properties, and entered into contracts to acquire and dispose of properties. These developments are set forth in the table below.

Location	# Rooms	Franchise	Property Sold/Purchased	Status	Closing Date (1)
St. Joseph, MO	65	Comfort Suites	Hotel	Sold	5/20/2009
Ellensburg, WA	52	Comfort Inn	Hotel	Under Contract to be Sold	8/12/2009

(1)	For properties under contract, the closing date is estimated. Closing on the Ellensburg, WA hotel has been slightly delayed, and is rescheduled for August 14, 2009.
     The sale price of the St. Joseph, MO Comfort Suites was $4.05 million. The estimated sale price of the Ellensburg, WA Comfort Inn is $2.8 million.
Commitments and Contingencies
     As of August 1, 2009, including those properties where construction has already started, the Company has entered into construction contracts to develop and build 5 hotels for a total cost of $59.6 million, with a remaining commitment of approximately $13.0 million. Although financing had been secured, during the first quarter of 2009 we terminated a contract for the construction of the Houston, TX Springhill Suites, and during the second quarter of 2009 we terminated a contract for the construction of the Boise, ID Holiday Inn Express. Construction of these projects was postponed until such time as the Company determines that these hotel markets are stable enough to make these projects financially feasible. Construction will not begin on any property on which construction has not already started until such time as construction financing and equity are in place, and market conditions will support the new hotel.
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
     As of June 30, 2009, 50.10% of our debt carried fixed interest rates, and 49.90% carried variable interest rates. As of June 30, 2009, our fixed interest rate debt totaled $206.2 million. Our variable interest rate debt totaled $205.4 million as of June 30, 2009, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit. Assuming no increase in the amount of our variable rate debt, if the interest rates on our variable rate long-term debt were to increase by 1.0%, our cash flow would decrease by approximately $2,054,000 per year. This further assumes that interest payments are regularly due on all of our variable rate debt when, in fact, much of our variable rate debt is for construction of hotels or under the Fortress Credit Corp. line of credit, in which cases interest payments are deferred or capitalized into the cost of the construction project.
     As the hotels that are recently acquired or constructed mature, we anticipate refinancing these hotels with permanent loans. To the extent the Company is able to obtain fixed-rate financing with reasonable terms, the permanent financing will be fixed-rate loans. At such time as the Company begins to acquire and build hotels again, we anticipate that the debt required will be variable-rate debt until such properties are stabilized, and can be refinanced with appropriate fixed-rate instruments, if available.
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
     There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
     In its Quarterly Report filed on Form 10-Q on May 15, 2009, the Company reported the filing of a civil complaint by a former employee against the Company, The Summit Group, Inc., Kerry W. Boekelheide and Trent Peterson. On July 10, 2009 Kerry W. Boekelheide was dismissed from the lawsuit.
     In addition, the Company reported in its Quarterly Report filed on Form 10-Q on May 15, 2009 that the Company had a complaint filed against it with the US Department of Labor/Occupational Safety and Health Administration by a former employee. There have been no material developments concerning this proceeding.
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
     None.

Item 6. Exhibits
     The following Exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 - Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 - Chief Financial Officer.
32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Executive Officer.
32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Financial Officer.
99.1	Reconciliation of Non-GAAP Financial Measure

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, LLC
Date: August 14, 2009	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Chief Executive Officer and Manager

Date: August 14, 2009	By:	/s/ Daniel P. Hansen
Daniel P. Hansen
Chief Financial Officer and Manager

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 - Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 - Chief Financial Officer.
32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Executive Officer.
32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Financial Officer.
99.1	Reconciliation of Non-GAAP Financial Measure