Form 10-Q
period 2009-09-30
SUMMIT HOTEL PROPERTIES, LLC
filed 2009-11-16
CIK 1284609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______________ to ______________

Commission File Number:  000-51955

SUMMIT HOTEL PROPERTIES, LLC
(Exact name of registrant as specified in its charter)

South Dakota
(State or other jurisdiction
of incorporation or organization)

20-0617340
(I.R.S. Employer Identification No.)

2701 South Minnesota Avenue, Suite 6
Sioux Falls, SD 57105
(Address of principal executive
 offices, including zip code)

(605) 361-9566
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes         ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes         ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes         ☒  No

The number of Class A Membership Units outstanding as of November 13, 2009, was 1,166.62 and the number of Class A-1 Membership Units outstanding as of November 13, 2009, was 407.88.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,622,009	$18,153,435
Restricted cash	2,378,708	1,679,027
Trade receivables	3,930,627	2,622,164
Prepaid expenses and other	753,411	2,170,955
Total current assets	16,684,755	24,625,581

PROPERTY AND EQUIPMENT, NET	489,771,567	461,894,270

OTHER ASSETS
Deferred charges and other assets, net	7,117,335	5,664,796
Land held for sale	12,226,320	-
Restricted cash	1,852,471	2,570,374
Total other assets	21,196,126	8,235,170

TOTAL ASSETS	$527,652,448	$494,755,021

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$110,276,600	$19,508,600
Lines of credit	24,674,297	12,288,500
Notes payable	-	7,469,865
Accounts payable	6,175,629	3,770,908
Related party accounts payable	1,384,761	3,173,179
Accrued expenses	10,104,229	9,956,372
Total current liabilities	152,615,516	56,167,424

LONG-TERM DEBT, NET OF CURRENT PORTION	289,186,149	350,826,837

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A, 1,166.62 units issued and outstanding	65,360,640	76,512,442
Class A-1, 369.48 and 196.50 units issued and outstanding, respectively	29,447,360	15,855,756
Class B, 81.36 units issued and outstanding	2,324,591	3,007,247
Class C, 173.60 units issued and outstanding	(9,864,673)	(5,990,222)
Total Summit Hotel Properties, LLC members' equity	87,267,918	89,385,223
Noncontrolling interest	(1,417,135)	(1,624,463)
Total equity	85,850,783	87,760,760

TOTAL LIABILITIES AND MEMBERS' EQUITY	$527,652,448	$494,755,021

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

REVENUES
Room revenues	$31,620,101	$37,391,370	$91,095,662	$104,195,086
Other hotel operations revenues	590,321	626,574	1,708,635	1,760,314
	32,210,422	38,017,944	92,804,297	105,955,400

COSTS AND EXPENSES
Direct hotel operations	10,942,625	11,131,220	31,415,257	31,546,118
Other hotel operating expenses	4,413,378	4,000,194	12,564,374	11,261,222
General, selling and administrative	5,890,767	6,167,935	17,861,695	18,318,304
Repairs and maintenance	1,411,181	1,333,866	5,048,783	6,479,285
Depreciation and amortization	5,601,084	5,599,630	16,984,804	16,753,243
Loss on impairment of assets	6,504,925	-	6,504,925	-
	34,763,960	28,232,845	90,379,838	84,358,172

INCOME FROM OPERATIONS	(2,553,538)	9,785,099	2,424,459	21,597,228

OTHER INCOME (EXPENSE)
Interest income	10,770	66,297	29,189	158,106
Interest (expense)	(4,301,651)	(4,131,929)	(12,639,306)	(12,886,636)
Gain (loss) on disposal of assets	(28,895)	(381,171)	(4,335)	(385,135)
	(4,319,776)	(4,446,803)	(12,614,452)	(13,113,665)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,873,314)	5,338,296	(10,189,993)	8,483,563

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(335,736)	8,048,053	1,464,808	10,090,740

NET INCOME (LOSS) BEFORE INCOME TAXES	(7,209,050)	13,386,349	(8,725,185)	18,574,303

STATE INCOME TAX (EXPENSE)	(20,370)	(895,700)	(20,370)	(1,204,700)

NET INCOME (LOSS)	(7,229,420)	12,490,649	(8,745,555)	17,369,603

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	393,240	(157,635)	207,328	159,453

NET INCOME (LOSS) ATTRIBUTABLE TO SUMMIT HOTEL PROPERTIES, LLC	$(7,622,660)	$12,648,284	$(8,952,883)	$17,210,150

BASIC AND DILUTED EARNINGS PER $100,000 CAPITAL UNIT	$(4,322.04)	$8,134.83	$(5,243.52)	$11,068.83

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT (based on $100,000 investment)	1,763.67	1,554.83	1,707.42	1,554.83

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

						Equity
	# of					Attributable to
	Capital					Noncontrolling
	Units	Class A	Class A-1	Class B	Class C	Interest	Total

BALANCES, JANUARY 1, 2009	1,618.08	$76,512,442	$15,855,756	$3,007,247	$(5,990,222)	$(1,624,463)	$87,760,760

Class A-1 units issued in private placement	172.98		15,834,857				$15,834,857

Net Income (Loss)	-	(3,864,692)	(531,084)	(682,656)	(3,874,451)	207,328	(8,745,555)

Distributions to members	-	(7,287,110)	(1,712,169)	-	-	-	(8,999,279)

BALANCES, SEPTEMBER 30, 2009	1,791.06	$65,360,640	$29,447,360	$2,324,591	$(9,864,673)	$(1,417,135)	$85,850,783

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$(8,952,883)	$17,210,150
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,138,752	17,418,163
Unsuccessful project costs	1,065,840	-
Noncontrolling interest in operations of consolidated LLC	207,328	159,453
(Gain) loss on disposal of assets	(1,297,488)	(8,609,567)
Loss on impairment of assets	6,504,925	-
Changes in current assets and liabilities:
Trade receivables	(1,308,463)	(1,140,641)
Prepaid expenses and other	1,417,544	904,703
Accounts payable and related party accounts payable	(5,613,554)	(2,663,159)
Accrued expenses	147,857	1,347,336

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,309,858	24,626,438

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(10,167,860)	(7,290,000)
Purchases of other property & equipment	(9,809,112)	(6,207,620)
Proceeds from asset dispositions, net of closing costs	207,814	27,775,000
Restricted cash released (funded)	18,222	(1,093,061)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(19,750,936)	13,184,319

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	-	3,737,000
Principal payments on long-term debt	(5,185,186)	(13,123,821)
Financing fees on long-term debt	(614,092)	(327,819)
Proceeds from issuance of notes payable and line of credit	4,598,831	584,982
Principal payments on notes payable and line of credit	(276,329)	-
Proceeds from equity contributions	12,385,707	-
Distributions to members	(8,999,279)	(16,978,425)
Distributions to noncontrolling interest	-	(306,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,909,652	(26,414,083)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,531,426)	11,396,674

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	18,153,435	7,776,395

END OF PERIOD	$9,622,009	$19,173,069

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash payments for interest, net of the amounts capitalized below	$12,653,385	$13,385,605

Interest capitalized	$2,786,468	$2,871,952

Cash payments for state income taxes	$512,810	$764,913

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL INFORMATION:

Acquisitions of hotel properties and land through issuance of debt	$-	$4,647,237

Construction in progress financed through related party accounts payable	$1,098,940	$2,976,602

Construction in progress financed through accounts payable	$5,130,917	$-

Construction in progress financed through issuance of debt	$44,489,363	$24,836,712

Conversion of notes payable to long-term debt	$-	$5,263,260

Issuance of long-term debt to refinance existing long-term debt	$8,440,000	$9,925,237

Equity contributions used to pay down long-term debt	$3,449,150	$-

Sale proceeds used to pay down long-term debt	$6,134,285	$-

See Notes to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

NOTE 1 -   SELECTED SUPPLEMENTARY INFORMATION

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on interim periods.  Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted.  Interim results may not be indicative of fiscal year performance because of seasonal and other factors.  These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K filing for the year ended December 31, 2008.  In management’s opinion, all adjustments made were normal and recurring in nature and were necessary for a fair statement of the results of the interim period.  The December 31, 2008 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  The Company has evaluated all subsequent events through November 12, 2009, the date the financial statements were issued.

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

Adopted Accounting Standards

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.  In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC, as the sole source of authoritative GAAP.   The FASB finalized the Codification effective for periods ending on or after September 1, 2009.  Prior FASB standards are no longer being issued by the FASB.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009.  The Codification will have no effect on the Company’s consolidated financial statements as it is for disclosure purposes only.

In January 2009, the Company adopted FASB ASC 810, Consolidation, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other items, Topic 810 requires that equity attributable to noncontrolling interests be recognized in equity separate from that of the Company’s and that consolidated net income now includes the results of operations attributable to its noncontrolling interests.
The effects on our consolidated financial statements include the reclassification of previously classified minority interest as noncontrolling interest in a subsidiary with no effect on net income or loss.

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIALS STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

In January 2009, the Company adopted FASB ASC 805, Business Combinations, which includes the primary requirements as follows:  (i) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target.  As a consequence, the current step acquisition model will be eliminated.  (ii) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration.  The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable.  (iii) All transaction costs will be expensed as incurred.  This ASC is effective for business combinations in which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

In January 2009, the Company adopted FASB ASC 815, Derivatives and Hedging, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  This ASC has had no impact on the consolidated financial statements as the Company does not have derivative instruments or hedging activities.

In May, 2009, FASB ASC 855, Subsequent Events was issued and establishes the period in which management of a reporting entity should evaluate events and transactions for recognition or disclosure in the financial statements.  It also describes the circumstances under which an entity should recognize events or transactions that occur after the balance sheet date.  The Company adopted this ASC on June 30, 2009, and it had no impact on the consolidated financial statements.

Future Adoption of Accounting Standards

In June 2009, the FASB issued an update to ASC 810, Consolidations, and changed the consolidation guidance applicable to a variable interest entity.  Among other things, it requires a qualitative analysis to be performed in determining whether an enterprise is the primary beneficiary of a variable interest entity.  FASB ASC 810 is effective for interim and annual reporting periods ending after November 15, 2009.  The Company is currently evaluating the effect that ASC 810 will have on its consolidated financial statements.

Fair Value

The Company adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, effective January 1, 2008.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.   Fair value is defined under generally accepted accounting principles as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Valuation techniques used to measure fair value, as required by Topic 820 of the FASB ASC, must maximize the use of observable inputs and minimize the use of unobservable inputs.

Our estimates of the fair value of financial instruments as of September 30, 2009, were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIALS STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

As of September 30, 2009, the fair value of our consolidated mortgage and other secured and unsecured loans aggregates $426,263,390, compared to the aggregate carrying value of $424,137,046 on our consolidated balance sheet.

FASB ASC 820 also requires that non-financial assets and non-financial liabilities be disclosed at fair value in the financial statements if these items occur regularly, such as in determining impairment loss or the value of assets held for sale as described below.

The following tables summarize the changes in fair value of our Level 3 non-financial assets for the three and nine months ended September 30, 2009 and 2008:

Fair Value Measurement of Assets Using Level 3 Inputs

Beginning balance at July 1, 2009	$18,731,245
Total losses (unrealized)	(6,504,925)
Ending balance at September 30, 2009	$12,226,320

Losses for the third quarter of 2009 included in earnings attributable to the change in unrealized losses relating to assets held for sale.	$(6,504,925)

Fair Value Measurement of Assets Using Level 3 Inputs

Beginning balance at January 1, 2009	$18,731,245
Total losses (unrealized)	(6,504,925)
Ending balance at September 30, 2009	$12,226,320

Losses for the three quarters of 2009 included in earnings attributable to the change in unrealized losses relating to assets held for sale.	$(6,504,925)

Long-Lived Assets and Impairment

The Company applies the provisions of FASB ASC 360, Property Plant and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  FASB ASC 360 requires a long-lived asset to be sold to be classified as “held for sale” in the period in which certain criteria are met, including that the sale of the asset within one year is probable.  FASB ASC 360 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the Company’s ongoing operations.

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

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIALS STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

During 2009, the Company has determined that six land parcels were deemed to be impaired and written down to their fair market value.  Carrying value of the assets exceeded fair value by $6,504,925, with fair value being determined by reference to the estimated quoted market prices of such assets as defined in Level 3 Inputs.  An impairment loss of that amount has been charged to operations in 2009.

Assets Held for Sale

During the third quarter of 2009, the Company completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes are either non-core or no longer complement the business as required by FASB ASC 360.  The Company has committed to sell six parcels of land that were originally purchased for development and thus, their net book value, as defined in Level 3 Inputs, is recorded as assets held for sale as of September 30, 2009.

Assets held for sale at September 30, 2009 and December 31, 2008 are comprised of the following:

	2009	2008

Land	$12,226,320	$-

Discontinued Operations

In accordance with FASB ASC 360, the Company classifies its condensed consolidated financial statements of operations for the three and nine month periods ended September 30, 2009 and 2008, and its condensed consolidated balance sheet as of September 30, 2009.  This presentation reflects discontinued operations of seven consolidated hotel properties sold during the period, or to be sold pursuant to the plan for hotel dispositions.  This classification has no impact on the Company’s net income or the net income per capital unit.  The seven hotel properties are located in St. Joseph, MO; Ellensburg, WA; two in Kennewick, WA; Lewiston, ID; Jackson, MS; and Overland Park, KS.  The Lewiston, ID; Jackson, MS; Overland Park, KS; and Kennewick, WA hotel properties were sold during 2008 for approximately $28,575,000.  The St. Joseph, MO property was sold during 2nd quarter 2009 for approximately $4,050.000.  The Ellensburg, WA property was sold during 3rd quarter of 2009 for approximately $2,760,000.

Condensed financial information of the results of operations for these hotel properties included in discontinued operations for the three and nine month periods ended September 30, 2009 and 2008 are as follows:

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIALS STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

REVENUES	$166,648	$898,017	$1,133,690	$6,342,041

COSTS AND EXPENSES
Direct hotel operations	50,254	345,883	348,065	2,009,777
Other hotel operating expenses	21,454	155,192	135,122	750,903
General, selling and administrative	69,093	207,716	258,495	1,125,363
Repairs and maintenance	3,143	29,283	36,091	182,038
Depreciation and amortization	61,442	48,961	153,948	664,920
	205,386	787,035	931,721	4,733,001

INCOME FROM OPERATIONS	(38,738)	110,982	201,969	1,609,040

OTHER INCOME (EXPENSE)
Interest income	-	4,576	116	15,967
Interest (expense)	(3,935)	(25,849)	(39,100)	(528,969)
Gain (loss) on disposal of assets	(293,063)	7,958,344	1,301,823	8,994,702
	(296,998)	7,937,071	1,262,839	8,481,700

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(335,736)	$8,048,053	$1,464,808	$10,090,740

BASIC AND DILUTED EARNINGS PER $100,000 CAPITAL UNIT	$(190.36)	$5,176.16	$857.91	$6,489.93

Acquisitions

The Company applies the principles of FASB ASC 805, Business Combinations, in accounting for its acquisitions.  The Company determines the cost of the acquired property based upon the fair value of assets distributed as consideration and the fair value of liabilities incurred.  The cost of the acquired entity includes all direct costs of the business combination whereas indirect and general expenses are expensed as incurred.  The Company allocates the cost of the acquired entity to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition.  To determine fair value of the various components acquired, the Company engages independent valuation consultants and other third-party real-estate appraisals as necessary.  The Company allocates the cost of the acquired property based upon the relative fair values of the various components contained in the appraisals.  In some cases, the cost of the property acquired may be less than the fair value contained in the appraisals.  In these cases, the Company reduces the fair values based upon the relative value of the components of the acquisition.  The excess of the cost of the acquisition over the fair value will be assigned to intangible assets if the intangible asset is separable and if it arises from a contractual or other legal right.  Any remaining excess of the cost of acquisition over fair values assigned to separable assets is recognized as goodwill.  Further, many of the Company’s hotel acquisitions to date have been aggregated which in accordance with Topic 805 of the FASB ASC has resulted in an aggregated purchase price allocation.  Since its inception, the Company’s acquisitions and subsequent purchase price allocations have resulted in no goodwill.

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIALS STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

Accrued Expenses

Accrued expenses at September 30, 2009 and December 31, 2008 are as follows:

	2009	2008

Accrued taxes	$5,943,385	$5,910,209
Accrued salaries and benefits	1,770,527	1,838,615
Accrued interest	1,188,972	1,109,577
Other accrued expenses	1,201,345	1,097,971

	$10,104,229	$9,956,372

Note Obligations

On March 10, 2009, the Company entered into a loan modification agreement with MetaBank in the amount of $7,450,000 on the Boise, ID Cambria Suites.  The loan modification extended the maturity date to April 1, 2012.

The Fortress Credit Corp. note with a current balance of $82,282,218 has a scheduled maturity date of March 2010, so it has been included in the current maturities section of the balance sheet.   However, the loan agreement does have an option of two one-year maturity date extensions.   These options are at the discretion of the lender based on review of the loan covenants.

On June 29, 2009, the Company entered into a loan with Bank of the Ozarks in the amount of $10,816,000 to fund the hotel construction located in Portland, OR.  The loan carries a variable interest rate of 90 day LIBOR plus 400 basis points, and matures in June 29, 2012.  The balance at September 30, 2009 is approximately $2,488,000.

Commitments/Agreements

The Company has entered into 4 construction contracts totaling approximately $48,200,000 with three contractors to develop hotel properties.  The remaining commitment is estimated to be $4,400,000 and will be funded with existing construction loans or equity contributions.

Related Parties

For the three months ended September 30, 2009 and 2008, the Company paid reimbursed management expenses of $575,176 and $904,874, respectively.  For the nine months ended September 30, 2009 and 2008, the Company paid reimbursed management expenses of $2,269,076 and $2,975,395, respectively.   The Company paid reimbursed accounting services of $443,125 and $491,913 for the nine months ended September 30, 2009 and 2008.

As of September 30, 2009 and December 31, 2008, the Company had accounts payable to The Summit Group, Inc. for $1,384,761 and $3,173,179 relating to reimbursement of management and development expenses.

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIALS STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

In 2008, the Company issued a private placement memorandum (PPM) for the purpose of acquiring additional investors.  Summit Capital Partners, LLC (SCP), a related party through common ownership and management control, brokered securities related to the PPM for the company.  For the nine months ended September 30, 2009, capital contributions of $17,298,000,000 (cash proceeds received net of expenses equaled $15,834,857) was raised with the assistance of SCP.  Commission expense paid to SCP for the nine months ended September 30, 2009 was $424,865.

Subsequent Events

On October 21, 2008, the Company issued a private placement memorandum (PPM) for the purpose of acquiring additional investors.  For the one month period ended October 31, 2009, the Company received capital contributions of $3,840,000 in connection with this offering and issued 76.8 Class A-1 $50,000 membership units.  The Company received proceeds of the offering (net of expenses) of approximately $3,544,000.

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

Adopted Accounting Standards

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.  In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC, as the sole source of authoritative GAAP.   The FASB finalized the Codification effective for periods ending on or after September 1, 2009.  Prior FASB standards are no longer being issued by the FASB.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009.

Impairment of Long-Lived Assets

We consider each individual hotel to be an identifiable component of our business.  In accordance with FASB ASC 360, “Property Plant and Equipment,” we do not consider a hotel as “held for sale” until the potential transaction has been approved by our Board, as may be required, and it is probable that the sale will be completed within one year. We do not consider a sale to be probable until a buyer’s due diligence review is completed and all substantive conditions to the buyer’s performance have been satisfied.  Once a hotel is “held for sale,” the operations related to the hotel will be included in discontinued operations.

We do not depreciate hotel assets while they are classified as “held for sale.”  Upon designation of a hotel as being “held for sale,” and quarterly thereafter, we review the carrying value of the hotel and, as appropriate, adjust its carrying value to the lesser of depreciated cost or fair value less cost to sell, in accordance with ASC 360.  Any such adjustment in the carrying value of a hotel classified as “held for sale” will be reflected in discontinued operations.  We will include in discontinued operations the operating results of hotels classified as “held for sale” or that have been sold.

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

Management has identified six land parcels that the Company intends to sell and no longer develop.  These parcels were deemed to be impaired and written down to their fair market value.  Carrying value exceeded their fair value by $6,504,925, which fair value was determined to be the quoted market prices of the assets.  Therefore, an impairment loss of that amount has been charged to operations in the quarter ending September 30, 2009.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its variable interest entity, Summit Group of Scottsdale, Arizona, LLC.  All significant intercompany accounts and transactions have been eliminated.

The Company adopted FASB ASC 810, “Consolidations” beginning October 1, 2004.  This ASC requires that we present any variable interest entities in which we have a majority variable interest on a consolidated basis in our financial statements.

In January 2009, the Company adopted an update to ASC 810, which requires that equity attributable to non-controlling interests be recognized separate from that of the Company’s and that consolidated net income now includes the results of operations attributable to the Company’s non-controlling interests.

Revenue Recognition

The revenue from the operation of a hotel is recognized as part of the hotel operations segment when earned.  Typically, cash is collected from the guest at the time of check-in or checkout or the guest pays by credit card which is typically reimbursed within 2-3 days; however, we also extend credit to selected corporate customers.

Results of Operations

The following discussion presents an analysis of results of our operations for the three and nine months ended September 30, 2009 and September 30, 2008.

Our operating results declined for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. The primary cause was a decline in revenues caused by decreased occupancy rates and average daily rates (ADRs) at our hotels.  Due to the significant decline in the national economy, occupancy rates and room rates have decreased at hotels throughout the United States, including the Company’s hotels.

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

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Revenues

Total revenue for the three months ended September 30, 2009 was $32.2 million, compared to $38.0 million during the three months ended September 30, 2008.  This is a decrease of 15.3%.  The decrease was primarily caused by decreasing occupancy rates and ADRs at our hotels.

The key indicators for the Company’s hotel performance for the three months ended September 30, 2009 and 2008 are set forth in the following table.

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2009	2008	Increase/(Decrease)
All Company Hotels
RevPAR	$56.89	$75.32	$(18.43)
Average Daily Rate	$87.21	$104.60	$(17.39)
Occupancy Rate	65.23%	72.01%	(6.78)%

Management attributes the decline in revenues to decreased occupancy rates and average daily rates (ADRs) at our hotels.  Due to the significant decline in the national economy, many business and leisure travelers have cancelled or postponed travel plans.  As a result, occupancy rates at hotels throughout the United States have declined.  Because of the lower occupancy rates, many hotel operators have lowered their room rates in an attempt to be more competitive.  Consequently, we were also forced to lower room rates during the fourth quarter of 2008 and the first three quarters of 2009 to remain competitive in our markets.

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

Occupancy and ADR declined at our hotels during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 in large part because of the effects of the national recession as described above.  In addition, the Company opened three new hotels during the third quarter of 2009.  New hotels generally open with lower occupancy rates and ADRs, as was the case with the Company’s three new hotels.  Thus, these new hotels caused a further reduction in our portfolio occupancy rates and ADR.  We continue to focus our efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate.  Further, we continue to emphasize marketing at our newer hotels so that they continue to stabilize, despite the challenges caused by the economy.

Hotel Operating Expenses

Our hotel operating expenses increased as a percentage of revenues, and totaled $34.8 million for the three months ended September 30, 2009, which was 107.9% of our total revenues, compared to $28.2 million for the three months ended September 30, 2008, which was 74.3% of our total revenues. The largest component of this increase was due to the impairment loss of $6.5 million or 20.2% of total revenue.  This non-cash expense reflects a write-down of the value of certain parcels of land to their fair market value.  The remaining increase in the percentage of operating expenses to revenues was caused by the decline in revenues, but a limited corresponding decline in expenses.  Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors.  Many of our expenses are fixed, such as essential hotel staff, real estate taxes, insurance, depreciation, and certain types of franchise fees, and these expenses do not decrease even if the revenues at our hotels decrease.

Due to the decline in revenues, management has re-focused its efforts on operating our hotels efficiently and reducing expenses, but without sacrificing a high-quality guest experience. Despite the efforts to decrease expenses during the three months ended September 30, 2009 compared to the three months ended September 30, 2008, because of the significant decline in revenues, the Company generated Net Loss of $7.2 million. Although Net Income declined during the three months ended September 30, 2009 compared to the three months ended September 30, 2008, because of the Company’s efforts to reduce expenses, the Company continues to generate positive Net Cash from Operations (as defined below).

The Company generated Net Cash from Operations of $0.9 million during the three months ended September 30, 2009. Net Cash from Operations as defined in the Company’s Operating Agreement is gross cash proceeds from the Company’s operations and disposition of assets, less the portion used to pay the established reserves, debt payments, capital improvements, replacements and contingencies, all as determined by the Company Manager. Management believes this non-GAAP financial measure is significant because many members are highly interested in the Company’s cash flow, which reflects its ability to make distributions to its members including the Priority Return payments.  Management continues to review operational cash flow and debt obligations on a monthly basis, and believes it is prudent to hold excess Net Cash from Operations in reserve due to the current challenging economic environment.  At this time, management does not anticipate making distributions to its investors in excess of Priority Return payments, and will continue to monitor the prudence of making the Priority Return payments until such time as the economic challenges facing the Company subside. Please see the attached Exhibit 99.1 for a reconciliation of Net Cash from Operations to Net Income (Loss).

Depreciation

Our depreciation and amortization expenses totaled $5.6 million for the three months ended September 30, 2009, and $5.6 million for the three months ended September 30, 2008.  Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.

Management Expense

We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager.  During the three months ended September 30, 2009, we reimbursed The Summit Group $575,176 in hotel management and Company Manager expenses, which was 1.8% of our total revenues from continuing operations.  In the three months ended September 30, 2008, we reimbursed The Summit Group $904,874 in hotel management and Company Manager expenses, which was 2.4% of our total revenues from continuing operations.  The reduction in management expense is due to the Company’s efforts to reduce expenses during the economic downturn.

Repairs and Maintenance

We incurred $1.4 million in repair and maintenance expenses for the three months ended September 30, 2009, and $1.3 million in repair and maintenance expenses for the three months ended September 30, 2008.  Normal maintenance and repair costs are expensed as they are incurred.  Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized.  Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.

Net Income (Loss)

Net Income (Loss) Attributable to Summit Hotel Properties, LLC for the three months ended September 30, 2009 was ($7.6 million) million compared to $12.6 million for the three months ended September 30, 2008.  Income (Loss) from Continuing Operations decreased from $5.3 million for the three months ended September 30, 2008 to ($6.9 million) for the three months ended September 30, 2009.  We generated Earnings (Loss) Per Unit of ($4,322) for the three months ended September 30, 2009 compared to $8,135 for the three months ended September 30, 2008.  Despite the decline in Net Income during the three months ended September 30, 2009 compared to the three months ended September 30, 2008, the Company’s management anticipates that the Company will continue to make the Priority Return payments to investors, but continues to review operational cash flow and debt obligations on a monthly basis to determine the prudence of continuing to make the Priority Return payments.

Net Income (Loss) Attributable to Summit Hotel Properties, LLC and related financial measures decreased in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to three primary factors:  (i) the $5.8 million decline in revenue due to decreased occupancy rates and ADR; (ii) the $6.5 million non-cash loss on impairment taken in the third quarter of 2009; and (iii) the $8.0 million Income From Discontinued Operations generated in the third quarter of 2008.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Revenues

Total revenue for the nine months ended September 30, 2009 was $92.8 million, compared to $106.0 million during the nine months ended September 30, 2008.  This is a decrease of 12.4%.  The decrease was primarily caused by decreasing occupancy rates and ADRs at our hotels.

The key indicators for the Company’s hotel performance for the nine months ended September 30, 2009 and 2008 are set forth in the following table.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2008	Increase/(Decrease)
All Company Hotels
RevPAR	$56.71	$70.22	$(13.51)
Average Daily Rate	$88.42	$102.55	$(14.13)
Occupancy Rate	64.14%	68.47%	(4.33)%

Management attributes the decline in revenues to decreased occupancy rates and average daily rates (ADRs) at our hotels.  Due to the significant decline in the national economy, many business and leisure travelers have cancelled or postponed travel plans.  As a result, occupancy rates at hotels throughout the United States have declined.  Because of the lower occupancy rates, many hotel operators have lowered their room rates in an attempt to be more competitive.  Consequently, we were also forced to lower room rates during the fourth quarter of 2008 and first three quarters of 2009 to remain competitive in our markets.

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

Occupancy and ADR declined at our hotels during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 in large part because of the effects of the national recession as described above.  In addition, the Company opened three new hotels during the third quarter of 2009.  New hotels generally open with lower occupancy rates and ADRs, as was the case with the Company’s three new hotels.  Thus, these new hotels caused a further reduction in our portfolio occupancy rates and ADR.  We continue to focus our efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate.  Further, we continue to emphasize marketing at our newer hotels so that they continue to stabilize, despite the challenges caused by the economy.

Hotel Operating Expenses

Our hotel operating expenses increased as a percentage of revenues, and totaled $90.4 million for the nine months ended September 30, 2009, which was 97.4% of our total revenues, compared to $84.4 million for the nine months ended September 30, 2008, which was 79.6% of our total revenues. The largest component of this increase was due to the impairment loss of $6.5 million or 7.0% of total revenues.  This non-cash expense reflects a write-down of the value of certain parcels of land to their fair market value. There was also $1.0 million in development costs from unsuccessful projects expensed during 2009, and a similar expense did not occur during 2008.  The remaining increase in the percentage of operating expenses to revenues was caused by the decline in revenues, but a limited corresponding decline in expenses.  Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors.  Many of our expenses are fixed, such as essential hotel staff, real estate taxes, insurance, depreciation, and certain types of franchise fees, and these expenses do not decrease even if the revenues at our hotels decrease.

Due to the decline in revenues, management has re-focused its efforts on operating our hotels efficiently and reducing expenses, but without sacrificing a high-quality guest experience.  Despite the significant efforts to decrease revenues during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, because of the significant decline in revenues, the Company generated Net Loss of $8.7 million. Although Net Income declined during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, because of the Company’s efforts to reduce expenses, the Company continues to generate positive Net Cash from Operations (as defined below).

The Company generated Net Cash from Operations of $2.5 million during the nine months ended September 30, 2009.  Net Cash from Operations as defined in the Company’s Operating Agreement is gross cash proceeds from the Company’s operations and disposition of assets, less the portion used to pay the established reserves, debt payments, capital improvements, replacements and contingencies, all as determined by the Company Manager. Management believes this non-GAAP financial measure is significant because many members are highly interested in the Company’s cash flow, which reflects its ability to make distributions to its members including the Priority Return payments. Management continues to review operational cash flow and debt obligations on a monthly basis, and believes it is prudent to hold excess Net Cash from Operations in reserve due to the current challenging economic environment.  At this time, Management does not anticipate making distributions to its investors in excess of Priority Return payments, and will continue to monitor the prudence of making the Priority Return payments  until such time as the economic challenges facing the Company subside.  Please see the attached Exhibit 99.1 for a reconciliation of Net Cash from Operations to Net Income (Loss).

Depreciation

Our depreciation and amortization expenses totaled $17.0 million for the nine months ended September 30, 2009, and $16.8 million for the nine months ended September 30, 2008.  Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.

Management Expense

We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager.  During the nine months ended September 30, 2009, we reimbursed The Summit Group $2,269,076 in hotel management and Company Manager expenses, which was 2.4% of our total revenues from continuing operations.  In the nine months ended September 30, 2008, we reimbursed The Summit Group $2,975,395 in hotel management and Company Manager expenses, which was 2.8% of our total revenues from continuing operations.  The reduction in management expense is due to the Company’s efforts to reduce expenses during the economic downturn.

Repairs and Maintenance

We incurred $5.0 million in repair and maintenance expenses for the nine months ended September 30, 2009, and $6.5 million in repair and maintenance expenses for the nine months ended September 30, 2008.  Our repair and maintenance expense has declined because fewer of the Company’s hotels are undergoing regularly scheduled renovations during 2009. Normal maintenance and repair costs are expensed as they are incurred.  Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized.  Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.

Net Income (Loss)

Net Income (Loss) Attributable to Summit Hotel Properties, LLC for the nine months ended September 30, 2009 was ($9.0 million) compared to $17.2 million for the nine months ended September 30, 2008.  Income (Loss) from Continuing Operations decreased from $8.5 million for the nine months ended September 30, 2008 to ($10.2 million) for the nine months ended September 30, 2009.  We generated Earnings (Loss) Per Unit of ($5,244) for the nine months ended September 30, 2009 compared to $11,069 for the nine months ended September 30, 2008.  Despite the decline in Net Income in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, the Company’s management anticipates that the Company will continue to make the Priority Return payments to investors, but continues to review operational cash flow and debt obligations on a monthly basis to determine the prudence of continuing to make the Priority Return payments.  Net Income (Loss) Attributable to Summit Hotel Properties, LLC decreased in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, due to three primary factors:  (i) the $13.1 million decline in revenue due to decreased occupancy rates and ADR; (ii) the $6.5 million non-cash loss on impairment taken in the third quarter of 2009; and (iii) the $8.6 million decrease in Income From Discontinued Operations.

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

We generated $9.3 million in cash from operating activities during the nine months ended September 30, 2009, compared to $24.6 million during the nine months ended September 30, 2008.  This decline in cash generated was largely due to the decline in the Company’s revenues.

Many economists have reported that the United States is in a severe recession. During the third and fourth quarters of 2008 and first three quarters of 2009, many individuals and families cancelled or postponed leisure travel plans.  Furthermore, corporations and businesses throughout the United States eliminated or significantly restricted travel budgets.  As a result, occupancy rates fell in hotels across the country.  In addition, luxury hotels have drastically reduced their room rates, thus competing with mid-scale hotels.  These trends intensified in the first three quarters of 2009.  We anticipate that these trends will continue for the remainder of 2009 and a portion of 2010.  Hotels in large metropolitan areas appear to have suffered the most significant effects of the financial crisis.  Hotels in mid-sized and smaller markets have also experienced declining revenues, but to a lesser degree than in major metropolitan areas.

The Company experienced declining occupancy rates in 2007 and 2008 due to over-building of hotels in many markets.  The decline in occupancy rates intensified during the third and fourth quarters of 2008, and the first three quarters of 2009, as the nationwide recession worsened.  Furthermore, we have been forced to reduce room rates at many of our hotels in order to remain competitive.  Our hotels located in major metropolitan areas (including Bellevue, Washington, Dallas, Texas, and Phoenix, Arizona) have experienced the most significant declines in occupancy rates and ADR.  Our hotels located in mid-sized and smaller markets have experienced smaller declines in occupancy rates and ADR.  Thus, our diversity across various markets has helped to lessen the impact of the recession on our portfolio.

In order to combat the effects of the recession and over-building in many markets, we continue to focus on remaining highly competitive within our markets, and engaging in the direct sales process.  Furthermore, our hotels have intensified efforts to provide a quality guest-experience, but with reduced expenses.  Hotel staffs have been reduced, primarily through attrition.  Expenses are very closely monitored and controlled, but with a focus on not reducing guest satisfaction.  As a result of these efforts, management anticipates that, for the foreseeable future, we will have sufficient resources to fund hotel operating expenses, make all debt service payments, make capital improvements, and make the Priority Return distributions to our investors, but Management continues to review operational cash flow and debt obligations on a monthly basis to determine the prudence of continuing to make the Priority Return payments.

Cash From Investing Activities

Certain of our borrowing arrangements require that we maintain cash reserves for payment of property taxes, insurance and maintenance expenses of our hotels.  These restricted funds are for use only at the hotels financed by the respective lender requiring the reserve.  As of September 30, 2009, $4.2 million of cash on our balance sheet was classified as restricted.

Cash From Financing Activities

During the nine months ended September 30, 2009, we paid $5.2 million in principal payments on long-term debt.  In addition, during the nine months ended September 30, 2009, the Company received short-term financing of $4.6 million for renovation activities. The financing was primarily from the First National Bank of Omaha line of credit.

We have a line of credit with First National Bank of Omaha for the purpose of temporarily funding acquisitions and construction of new hotels (“Acquisition Line of Credit”).  The Acquisition Line of Credit was renewed on August 31, 2009, and carries an interest rate at the 90-day LIBOR plus 4.0%, with a floor of 5.5%.  The total principal available under the Acquisition Line of Credit is $28.2 million, which is roughly equivalent to the current amount outstanding under the Line, amounts outstanding under letters of credit issued by First National Bank of Omaha, plus funds sufficient to complete the construction of the Jacksonville, FL Aloft hotel.  As a result, we will need to refinance or otherwise pay down the principal balance on the Acquisition Line of Credit prior to being able to access the Line for additional funds. The borrowings under the Acquisition Line of Credit are repaid as permanent financing and equity sources for such acquisitions are secured.  The outstanding balance on the Acquisition Line of Credit as of September 30, 2009 was $24.7 million.  We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00.  In addition, the Company may not exceed an aggregate of $450 million of outstanding debt without prior approval by the lender.

In addition, we have a credit pool with First National Bank of Omaha for the permanent financing of hotels.  We renewed the credit pool on August 31, 2009, and the maximum principal available is $35 million. We will be unable to finance additional hotels from the credit pool until we have refinanced or otherwise paid down loans currently financed under the credit pool. Each loan from the credit pool is classified as either a Pool One loan or a Pool Two loan.  Loans from Pool One pay interest only for a maximum of two years.  Loans from Pool Two are for a term of five years, and principal and interest payments are based upon a twenty-year amortization schedule.  Under this arrangement, our hotels can be financed in Pool One for up to two years and then be financed in Pool Two for up to five years. The interest rate for Pool One loans is 90-day LIBOR plus 4.0%, with a floor of 5.50%; the interest rate for Pool Two loans is 90-day LIBOR plus 4.0%, with a floor of 5.25%.  The credit pool carries a covenant that the Company may not exceed an aggregate of $450 million outstanding debt without the prior approval of the lender.  We are further required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00.

On March 5, 2007 we entered into agreements with Fortress Credit Corp. for the purpose of financing our equity requirements for the acquisition, development and construction of real estate and hotel properties.  The loan is in the amount of $99.7 million.  Up to $75.0 million of the loan was available to fund a portion of real estate acquisition and construction costs.  The remaining $24.7 million was available to fund interest payments under the loan.  As of September 30, 2009, the outstanding principal balance of the loan was $82.3 million.  The loan carries a variable interest rate of 30-day LIBOR plus 575 basis points, and matures March 2010 with two one-year maturity date extensions available upon satisfaction of certain conditions.  Until the maturity date in March 2010, interest payments are not paid in cash, but rather are paid through advances on the line of credit.  No principal payments are scheduled.  The loan is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries.  We are unable to request the extension of the Fortress credit facility until December 2009, and thus we do not currently know whether Fortress will grant the requested extension.  If the request for extension is denied, we will be required to re-pay the entire balance of the credit facility at maturity, or risk having Fortress foreclose on its security interest in 49% of the membership interest of our wholly-owned subsidiaries, which own 37 of the Company’s 64 hotels as of October 31, 2009.

On June 29, 2009, the Company entered into a loan with Bank of the Ozarks to fund the land acquisition and construction of the Hyatt Place hotel located in Portland, OR.  The loan is in the amount of $7.4 million, but based on the hotel’s performance, the Company has the opportunity to increase the loan amount to $10.8 million.  The loan carries a variable interest rate of the three-month LIBOR plus 400 basis points, with a floor of 6.75%, and matures in June 2012, with two one-year extensions available.  The outstanding balance as of September 30, 2009 was approximately $2.5 million.

On October 3, 2008, the Company entered into a loan with Bank of the Cascades in the amount of $13.27 million to fund the land acquisition and construction of the Residence Inn hotel located in Portland, OR.  The loan carries a variable interest rate of the Bank of the Cascades prime rate, with a floor of 6%, and matures in September 2011, with a one-year extension available.  The outstanding balance as of September 30, 2009 was $11.7 million.

On September 17, 2008, the Company entered into a loan with Compass Bank in the amount of $19.3 million to fund the construction of a hotel located in Flagstaff, Arizona.  The loan carries a variable rate of the prime rate minus 25 basis points, and matures in May 2018.  The outstanding principal balance as of September 30, 2009 was $14.4 million.

We have also obtained financing with regional banks, or in connection with a hotel acquisition have assumed the financing, for several of our hotels.  Certain of these loans may contain provisions requiring maintenance of specific leverage ratios or replacement reserves. As of September 30, 2009, 49.74% of our debt carried a fixed interest rate, which includes outstanding balances on multiple advance loans.

Due to our significant reliance on financing for the acquisition and construction of hotels, changes in interest rates and underwriting parameters may affect our ability to acquire or build hotels which meet our investment objectives.  Due to the current conditions in the banking industry and general economy, many lenders have limited offers for new commercial loans.  We have experienced increasing difficulties obtaining financing for our hotels, particularly construction financing, on reasonable terms and conditions.  As a result, we will not acquire real estate or begin new hotel construction until such time as equity and debt financing are in place for such projects. Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at terms similar to those on credit facilities currently financing our hotels.  In addition, as of September 30, 2009, approximately 50.26% of our indebtedness, including any outstanding balances on multiple advance loans, carried variable interest rates which increase or decrease with general interest rate changes.

Uses of Cash

Our primary uses of cash are to fund operational expenses, debt service, capital improvements on existing hotels, construction of hotels, and distributions to members.  Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members.  For the foreseeable future, we anticipate that cash flow from operations will be sufficient to fund operational expenses, debt service, and the Priority Return payments to members, but management continues to review operational cash flow and debt obligations on a monthly basis to determine the prudence of continuing to make the Priority Return payments.  We will also consider acquiring hotels only if we have sufficient debt and equity available to fund the acquisition. Distributions to members totaled $3.1 million and $8.7 million during the three months ended September 30, 2009 and 2008, respectively, and totaled $9.0 million and $17.0 million during the nine months ended September 30, 2009 and 2008, respectively.

Major capital improvements on existing hotels and the acquisition or construction of new hotels is funded primarily through financing of hotels with commercial lenders and equity contributions.  Due to the rapid increase in construction of new hotels during 2007, 2008, and 2009 the total amount of our debt increased quickly.  Because the hotels financed are recently opened or finalizing construction, however, they are generating little, if any, cash from operations.  Most of the loans obtained for the construction of new hotels do not require interest payments, and instead interest is financed through advances on the respective construction loans.  Hence, there have not been significant increases in short-term use of cash to fund financing costs as financing costs have been funded by additional debt.  However, many of the construction loans for the hotels completed in 2007 and 2008 have begun amortizing.  As these hotels and the hotels constructed in 2009 continue to stabilize, their revenues are expected to generate additional cash from operations to fund debt service.  During the nine months ended September 30, 2009 and 2008, we used debt in the amount of $44.5 million and $24.8 million, respectively, to finance hotel and land acquisitions, construction and development.

Additional Information Concerning Sources and Uses of Cash

In October 2008, we began a private equity offering.  As of October 20, 2009, we received and accepted subscriptions from 380 holders for 616 $50,000 Units with gross proceeds of $30.8 million (net proceeds of $28.2 million).  These proceeds were used to finance new hotel construction and pay down debt related to land and hotel acquisitions.  This Offering was closed on October 20, 2009.

We have historically made monthly Priority Return distributions to Class A and Class A-1 members.  In addition, generally during April, July and October, we distribute excess cash resulting from hotel operations, however, we have suspended these payments so that we can increase reserves for operations.  During the three months ended September 30, 2009 and 2008, the Company’s average monthly Priority Return distribution was $1,048,415 and $908,140, respectively.  During the nine months ended September 30, 2009 and 2008, the Company’s average monthly Priority Return distribution was $999,920 and $898,269, respectively.  The Company made distributions of excess cash during the three months ended September 30, 2009 and 2008 of $0 and $6,000,001, respectively, and during the nine months ended September 30, 2009 and 2008 of $0 and $8,894,001, respectively. There can be no assurance that we will be able to make the monthly Priority Return or additional distributions in the future.  However, based upon current operating conditions, management believes that we will continue to make the Priority Return distributions into the foreseeable future, but Management continues to review operational cash flow and debt obligations on a monthly basis to determine the prudence of continuing to make the Priority Return payments.

Due to our significant reliance on financing for the acquisition and construction of hotels, increases in interest rates may affect our ability to acquire or build hotels which meet our investment objectives.  Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at interest rates similar to those on credit facilities currently financing our hotels.  In addition, as of September 30, 2009, approximately 50.26% of our indebtedness, including outstanding balances on multiple advance loans, carried variable interest rates which increase as general interest rates rise.  As of September 30, 2008, approximately 53.94% of our indebtedness, including any outstanding balances on multiple advance loans, carried variable interest rates.  The decrease in the proportion of variable rate debt to fixed rate debt is because, in some cases, variable rate construction loans converted to fixed rate permanent loans.  Increases in interest rates on permanent loans for our hotels are expected to reduce cash flow from operations.  The interest accrued on construction loans generally is capitalized with the cost of construction.  Therefore, increased interest rates on these loans are not expected to reduce cash flow in the short term, but may increase the cost of construction.

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

We have several properties that are under construction and land that is held for future development and construction.  The properties under construction and held for development as of November 1, 2009 are described in the table below:

				Acquisition	Opening
Location	# Rooms	Franchise	Status	Date	Date (1)
Houston, TX (2)	118	Springhill Suites	Future Construction	2/15/07	TBD
Jacksonville, FL(2)	136	Aloft	Opened	11/29/06	08/09
Flagstaff, AZ (2)	164	Courtyard by Marriott	Opened	4/5/06	09/09
Portland, OR (2)(3)	124	Residence Inn	Opened	6/13/07	09/09
Portland, OR (2)(3)	136	Hyatt Place	Under Construction	6/13/07	11/09
El Paso, TX (2)	101	Hampton Inn & Suites	Future Construction	7/16/07	TBD
El Paso, TX (2)	121	Courtyard by Marriott	Future Construction	7/16/07	TBD
Ft. Myers, FL (2)	149	Hyatt Place	Opened	8/30/07	10/09
Boise, ID(2)	120	Holiday Inn Express &Suites	Future Construction	10/1/04	TBD
Twin Falls, ID	91	Holiday Inn Express & Suites	Opened	2/1/08	03/09
Twin Falls, ID(2)	116	Courtyard by Marriott	Future Construction	12/9/08	TBD
Spokane, WA(2)	105	Courtyard by Marriott	Future Construction	7/31/08	TBD
Spokane, WA(2)	108	Springhill Suites	Future Construction	7/31/08	TBD

(1)	The opening date is estimated and is subject to change.

(2)	Number of rooms and franchise indicate our plans as of November 1, 2009, which are subject to change.
(3)	Real estate is subject to a ground lease.

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

Due to the rapid pace of construction and acquisition of new hotels during 2007, 2008 and 2009, the total amount of our debt increased quickly.  Because many of the hotels financed are recently opened or finalizing construction, however, they are generating little, if any, cash from operations.  Most of the loans obtained for the construction of new hotels do not require interest payments, and instead interest is financed through advances on the respective construction loans.  However, may of the construction loans for the hotels completed in 2007 and 2008 have begun amortizing.  As these hotels and the hotels constructed in 2009 continue to stabilize, their revenues are expected to generate cash from operations to fund debt service.

We have $104.4 million in outstanding debt maturing and approximately $5.9 million in scheduled principal payments during 2010.  Based upon our current level of operations, and despite new restrictions on amounts available under our line of credit for new construction, management believes that we have sufficient financing sources to meet scheduled maturities, equity distributions, working capital requirements, anticipated capital expenditures, anticipated operational expenses including advertising and marketing, and scheduled interest and principal debt payments for the foreseeable future.  Financing continues to be difficult to obtain and there is no assurance that we will be able to refinance our indebtedness as it becomes due, and if we are able to secure financing, that it will be on favorable terms.  Furthermore, we have one hotel that is under construction and we have been unable to locate debt to finance this hotel on terms and conditions that are reasonable.  For this hotel we continue to seek financing, but in the meantime are funding construction costs with equity.

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

Recent Developments

Acquisitions and Dispositions

As of November 1, 2009 we have disposed of two properties, as set forth in the table below.

Location	# Rooms	Franchise	Property Sold/Purchased	Status	Closing Date
St. Joseph, MO	65	Comfort Suites	Hotel	Sold	5/20/2009
Ellensburg, WA	52	Comfort Inn	Hotel	Sold	8/14/2009

The sale price of the St. Joseph, MO Comfort Suites was $4.05 million.  The sale price of the Ellensburg, WA Comfort Inn was $2.75 million.

Commitments and Contingencies

           As of November 1, 2009, including those properties where construction has already started, the Company has entered into construction contracts to develop and build four hotels for a total cost of $48.2 million, with a remaining commitment of approximately $4.4 million.  Although financing had been secured, during the first quarter of 2009 we terminated a contract for the construction of the Houston, TX Springhill Suites, and during the second quarter of 2009 we terminated a contract for the construction of the Boise, ID Holiday Inn Express. Construction of these projects was postponed until such time as the Company determines that these hotel markets are stable enough to make these projects financially feasible. Construction will not begin on any property on which construction has not already started until such time as construction financing and equity are in place, and market conditions will support the new hotel.

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

As of September 30, 2009, 49.74% of our debt carried fixed interest rates, and 50.26% carried variable interest rates.  As of September 30, 2009, our fixed interest rate debt totaled $211.0 million.  Our variable interest rate debt totaled $213.1 million as of September 30, 2009, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit.  Assuming no increase in the amount of our variable rate debt, if the interest rates on our variable rate long-term debt were to increase by 1.0%, our cash flow would decrease by approximately $2.13 million per year. This further assumes that interest payments are regularly due on all of our variable rate debt when, in fact, much of our variable rate debt is for construction of hotels or under the Fortress Credit Corp. line of credit, in which cases interest payments are currently deferred or capitalized into the cost of the construction project.

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

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

In its Quarterly Report filed on Form 10-Q on May 15, 2009, the Company reported the filing of a civil complaint by a former employee against the Company, The Summit Group, Inc., Kerry W. Boekelheide and Trent Peterson. On July 10, 2009 Kerry W. Boekelheide was dismissed from the lawsuit, as reported in the Company’s Quarterly Report filed on Form 10-Q on August 14, 2009.

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

Item 1A.  Risk Factors

The Company’s annual report on Form 10-K filed on or about March 31, 2009 (the “annual report”) sets forth a number of risk factors and other information which should be carefully considered. In addition to the risk factors set forth in the Company’s annual report, management believes that another risk factor has developed as described below.  Furthermore, in addition to the risks described in the annual report, we are subject to a number of other risks and uncertainties which we may not be aware of or which we currently deem to be immaterial to our business operations.  If any of such risks or other risks occur, our business, financial condition, operating results and cash flows could be adversely affected.

IF WE CANNOT EXTEND OUR CREDIT FACILITY WITH FORTRESS CREDIT CORP., WE MAY NOT BE ABLE TO REFINANCE OR REPAY IT WHEN IT BECOMES DUE. IF WE DEFAULT ON THE LOAN WITH FORTRESS CREDIT CORP. WE MAY FORFEIT OWNERSHIP OF 49% OF OUR WHOLLY-OWNED SUBSIDIARIES.

Our $99.7 million loan with Fortress Credit Corp. is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries.  As of November 1, 2009, these entities own 37 of our 64 hotels.  All new hotels acquired or developed by us will be required to be owned by a wholly-owned subsidiary subject to this pledge.  The Fortress credit facility matures on March 5, 2010, and two one-year extensions are available upon the satisfaction of certain conditions, some of which are related to our financial condition.  We are unable to request the extension of the Fortress credit facility until December 2009, and thus we do not currently know whether Fortress will grant the requested extension.  If the request for extension is denied, we will be required to re-pay the entire balance of the credit facility at maturity or risk having Fortress foreclose on its security interest in our wholly-owned subsidiaries and take other remedies available under the loan agreement.

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

SUMMIT HOTEL PROPERTIES, LLC

Date: November 16, 2009	By:	/s/	Kerry W. Boekelheide
Kerry W. Boekelheide
Chief Executive Officer and Manager

Date: November 16, 2009	By:	/s/	Daniel P. Hansen
Daniel P. Hansen
Chief Financial Officer and Manager

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 - Chief Financial Officer.
32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer.
32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Financial Officer.
99.1	Reconciliation of Non-GAAP Financial Measure