Form 10-K
period 2009-12-31
SUMMIT HOTEL PROPERTIES, LLC
filed 2010-03-31
CIK 1284609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009

or

☐      Transition Report Pursuant to Section 13 Or 15(d) of The Securities Exchange Act of 1934
For the Transition Period From________________to________________

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
    ☐ Yes          ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
    ☐ Yes          ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    ☒ Yes          ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
    ☐ Yes          ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

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

The number of Class A Membership Units outstanding as of March 26, 2010, was 1,166.62 and the number of Class A-1 Membership Units outstanding as of March 26, 2010, was 437.83.

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

General

We are a leading developer, owner and manager of hotels categorized as mid-scale without food and beverage (previously referred to as “limited service hotels”) and upscale hotels (previously referred to as “select service hotels”) located throughout the United States.  As of December 31, 2009, we owned 65 hotels in 19 states.  With 1 exception, each hotel is franchised with a nationally-recognized hotel brand.  Our hotels are located in small, mid-sized and suburbs of large markets with a variety of hotel demand generators, such as tourist attractions, business headquarters, and convention centers.  We anticipate building and acquiring additional hotels in the future, as well as selling hotels which no longer meet our strategic goals.  Hotels categorized as mid-scale without food and beverage are those which do not offer a restaurant or bar.  Upscale hotels have a small lounge, offer a cooked-to-order breakfast or breakfast buffet, and may offer a light lunch or dinner menu.

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

General Development of Business

Summit Hotel Properties, LLC, a South Dakota limited liability company, was formed on January 8, 2004.  Our predecessors had been building, buying, operating and selling hotels since 1991.  We have four classes of membership interests: Class A, Class A-1, Class B and Class C membership interests.

Class A and Class A-1 Membership Interests

Class A and Class A-1 Members have limited right to participate in the management of the Company and their voting rights are limited to: (i) the creation of a new class of membership interest if such new class has rights, powers and duties that are superior to those of their class of membership interests; (ii) amendments to the Articles of Organization or Operating Agreement of the Company, except as otherwise set forth in the Operating Agreement; and (iii) dissolution of the Company.  Thus, the Members’ ability to influence Company decisions is substantially limited.  Except for the issuance of Class B and Class C membership interests discussed below, from the inception of the Company through October 2005, the Company offered only Class A membership interests to equity investors.  The Company first offered Class A-1 membership interests to equity investors pursuant to a private offering that began in October 2005.  The Company made an additional offering of Class A-1 membership interests to equity investors beginning in October 2008 and ending in October 2009.  Pursuant to this offering, the Company sold 610 Class A-1 Units for the aggregate amount of $30.5 million.  Although the Class A-1 Units were sold in $50,000 increments and were denominated as “units” at the time of sale, for purposes of certain membership rights, including voting rights and certain types of distributions under the Company’s Third Amended and Restated Operating Agreement, the Class A-1 Membership Interests will be deemed to consist of 305 $100,000 Units (rather than 610 $50,000 Units) and will be expressed in percentages of ownership rather than in units.

Class B and Class C Membership Interests

Class B membership interests are non-voting interests that were issued by our predecessors and were acquired by several employees and other parties.  When we purchased the assets of our predecessors on March 31, 2004, these interests were converted to Class B membership interests in the Company.  Class C membership interests are held 100% by The Summit Group, Inc., our hotel manager and Company Manager.  The Summit Group, Inc. held controlling interests in several of our predecessors, and when we purchased our predecessors’ assets on March 31, 2004, these interests were converted to Class C membership interests in the Company.  As additional Class A and Class A-1 membership interests are issued to investors, the Class C Member is granted additional Class C membership interests, as described in additional detail in Item 6.  Selected Financial Data.

Wholly-Owned Subsidiaries

Several of our lenders require that the borrowing entity be a bankruptcy-remote, special purpose entity.  To fulfill this requirement, as of December 31, 2009, Summit Hotel Properties had two wholly-owned limited liability companies that own hotel properties.  These include Summit Hospitality I, LLC, which is formed under the laws of Delaware and owns twenty-five of the Company’s hotels.  Summit Hospitality I, LLC, is wholly-owned by the Company and is managed by a board of managers comprised of Kerry W. Boekelheide, our CEO and Manager, Daniel P. Hansen, our CFO and Manager, and two independent managers.  The independent managers are entitled to vote only upon the Company’s decision to file bankruptcy or initiate other insolvency proceedings.  The two independent managers have no voting authority or managerial control except in these limited circumstances.  In addition, Summit Hospitality V, LLC, is a wholly-owned subsidiary, which owns thirteen of the Company’s hotels.  It is formed under the laws of the State of South Dakota and is managed by the Company.  All assets, liabilities, expenses and revenues of these wholly-owned subsidiaries are reflected on our financial statements.

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

Material Acquisitions and Dispositions

From January 1, 2009, through December 31, 2009, the Company completed the construction of 6 hotels with a total of 799 guestrooms.  These hotels were constructed for a total cost of approximately $110.8 million and are located in Arizona, Florida (2), Idaho, and Oregon (2).  The Company did not acquire any hotels during this period.  During this period we sold 2 hotels with a total of 117 guestrooms, located in Missouri and Washington, for a total price of $6.8 million.  We also combined the Twin Falls, Idaho Comfort Inn and Holiday Inn Express into a Comfort Inn & Suites hotel.  In addition, in 1 hotel renovation, we eliminated 3 guestrooms.  The sale, construction, and renovation of hotels resulted in a net increase of 3 hotels and an increase of 679 guestrooms in our portfolio.

The Company owns 9 parcels of development land on which the Company originally planned to develop 12 hotels.  We intend to develop 5 of these parcels and construct 7 new hotels at such time as we deem that market conditions are appropriate and we have construction financing and equity in place.  We intend to sell 4 of these hotel parcels as market conditions improve.  In addition, the Company intends to sell 2 land parcels that were not originally purchased for hotel development, but were adjacent to land purchased for hotel development.  We will acquire additional parcels of land as appropriate opportunities arise, although we do not anticipate acquiring additional land during 2010.

Financial Information About Segments

100% of our revenues are derived from rental of guestrooms at our hotels and related services.  Related services include: telephone usage fees to guests, hotel meeting room rentals, restaurant and lounge receipts, hotel laundry and valet services, concessions, and other sources directly associated with the renting of guestrooms.  The rental of guest rooms generated $119.0 million, $132.8 million and $112.0 million of gross revenues during the twelve months ended December 31, 2009, 2008 and 2007, respectively.  These revenues from the rental of guest rooms were 98.2%, 98.3% and 98.4% of our consolidated gross revenues during such years. Related services generated $2.2 million, $2.3 million and $1.8 million of gross revenues during the twelve months ended December 31, 2009, 2008 and 2007, respectively.  These revenues from related services was 1.8%, 1.7% and 1.6% of our consolidated gross revenues during such years.  The above revenue information is based on revenue from continuing operations.  For additional financial information, see Item 8.  Financial Statements and Supplementary Data.

Narrative Description of Business

As of December 31, 2009, we owned and operated 42 hotels categorized as mid-scale without food and beverage and 23 upscale hotels, all located throughout the continental United States.  We strive to own, build and purchase hotels in markets that have several sources of hotel users, including corporate and business, leisure, and government travelers.  Corporate, business, and government travelers typically occupy hotels Sunday through Thursday nights.  Leisure travelers generally occupy hotels Friday and Saturday nights.  Therefore, we desire to have a mix of travelers at our hotels. A list of our hotel properties owned as of December 31, 2009 is included as Exhibit 99.1.

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

Each franchisor sets strict standards concerning the exterior and interior appearance of the hotel, amenities offered to guests, and service quality.  Each franchisor monitors guest complaints, and periodically inspects its franchised hotels.  Upon receipt of notice from a franchisor that a hotel is not in compliance with the franchise standards, the hotel implements a plan to remedy the deficiency.  As of March 1, 2010, 2 of our hotels have been cited by Marriott International for less than satisfactory scores on certain portions of guest satisfaction reviews.  We have developed remediation plans and anticipate that the hotels will be upgraded to satisfactory ratings by the end of 2010.  The Company has 7 hotels franchised by Marriott International with required renovations due during 2010.  Marriott has extended the renovation schedule for 4 of these properties, such that the renovations will not be due until 2011.  The other 3 hotels are developing action plans to accomplish the required renovations during 2010.  All other Company hotels are in compliance with franchisor remodeling requirements.

Typically, franchise agreements are effective for 10 to 20 years, depending on the agreement.  We had no franchise agreements expire in 2009.  Two of our hotel franchise agreements are set to expire during 2010: the Emporia, Kansas, Holiday Inn Express and the Boise, Idaho, Holiday Inn Express.  Intercontinental Hotel Group has agreed to extend the Emporia Holiday Inn Express franchise until a new Holiday Inn Express is built in the market.  At such time, we anticipate converting our hotel to another similar national hotel brand.  In Boise, Idaho, we have the right to build a new Holiday Inn Express, thus the franchise agreement for our existing hotel will be extended until we build the new hotel.  In early 2009, our Twin Falls, Idaho Holiday Inn Express combined with our existing Comfort Inn in Twin Falls, and converted to a Comfort Inn & Suites.

Hotel Management

Pursuant to a Hotel Management Agreement (the “Management Agreement”), each of our hotels is managed by The Summit Group, the Class C Member and Company Manager.  Included among its duties as the hotel manager, The Summit Group hires and supervises hotel managers; organizes and supervises advertising and promotional programs; oversees the selection and purchase of all necessary hotel supplies, as well as replacement furniture, fixtures, and equipment; implements office and bookkeeping systems and procedures; monitors and adjusts room rates; directs the maintenance activities; and supervises the engagement or selection of all vendors, suppliers, and independent contractors.  The Summit Group is also responsible for performing all bookkeeping and administrative duties in connection with the hotels.

The Summit Group, as our hotel manager, is entitled to reimbursement of its expenses for the management of our hotels, including salaries and benefits of The Summit Group employees, provided such reimbursement, together with reimbursements in its capacity as Company Manager, but not including development expenses, do not exceed 4.5% of the gross revenues of the hotels in any given year.  Expenses that are not related to hotel management and would normally be paid directly by a hotel, such as bookkeeping, accounting, and legal expenses, are not included in the 4.5% cap.  During 2009, The Summit Group’s reimbursement for hotel management services plus its responsibilities as Company Manager totaled 2.4% of hotel revenues from continuing and discontinued operations.  See “Corporate Operations” below for a description of The Summit Group’s responsibilities as Company Manager.

The Management Agreement provides that we will indemnify The Summit Group against liabilities and losses arising out of the management of our hotels, subject to the limitation that it will not be indemnified for any losses which are caused by its fraud or misconduct.  The Summit Group cannot be removed, or the Management Agreement terminated, except for cause as specified in the Management Agreement.

For its services as hotel manager, The Summit Group does not receive independent consideration in addition to the reimbursement of expenses discussed above.  Due to its position as Company Manager, The Summit Group owns all Class C Interests as well as a portion of the Class B Interests in the Company and receives distributions related to such ownership.  In 2009, distributions related to The Summit Group’s Class B and Class C Interests totaled $0.

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

Direct Sales.

The Summit Group considers itself one of the leading direct sales organizations in the lodging industry.  Its regional managers, general managers, and sales managers are charged with a mission of generating new business through proactive sales efforts.  Many hotels do not employ a direct sales effort and instead expect franchise reservations systems and signage to produce high occupancy rates. The Summit Group feels that it outperforms the mid-scale without food and beverage lodging industry largely due to its direct sales approach.  We also employ two revenue managers who work full time assisting hotel general managers to structure room rate plans to achieve optimum revenues.

The tables below illustrate the performance of our hotels as compared to the averages for the mid-scale without food and beverage lodging industry.

	Year Ended		Year Ended		Year Ended
	December 31,	Increase/	December 31,	Increase/	December 31,
	2009	(Decrease)	2008	(Decrease)	2007
All Company Hotels
RevPAR[1]	$54.12	$(12.66)	$66.78	$2.40	$64.38
Average Daily Rate	$87.40	$(13.55)	$100.95	$4.75	$96.20
Occupancy Rate	61.92%	(4.23)%	66.15%	(0.77)%	66.92%

Industry[2]
RevPAR[1]	$47.80	$(8.32)	$56.12	$(0.90)	$57.02
Average Daily Rate	$85.22	$(4.97)	$90.19	$2.99	$87.20
Occupancy Rate	56.1%	(6.10)%	62.2%	(3.20)%	65.40%

(1)
RevPAR means “Revenue Per Available Room” and is a common indicator used by the hotel industry to track and compare financial performance of hotels.  It is calculated by multiplying a hotel’s occupancy rate by its average daily rate.

(2)
Source:  Smith Travel Research Lodging Review, for years 2007, 2008, and 2009.  The industry data shown is for the Mid-scale Without Food and Beverage category of hotels.  These generally include mid-level, franchised hotels, which serve continental breakfasts but do not have lounges or restaurants.   These are of the same class as the majority of the Company’s hotels.

Hotel Acquisition and Construction Financing.

Our hotels are typically financed with a mix of equity and commercial bank financing.  Historically, equity has been used to fund 30-40% of each hotel project.  However, in March 2007, the Company entered into a loan agreement with Fortress Credit Corp. (“Fortress”) whereby the proceeds from the Fortress loan would be used to finance the equity portion of our new hotel acquisitions and construction projects.  In addition to using the Fortress loan to finance numerous hotel acquisitions and construction projects, all interest payments on the Fortress loan were also paid with advances from the loan.  As of March 5, 2010, the outstanding balance on the Fortress loan was $84.8 million.  Use of the Fortress loan to finance a portion of the equity of new hotel projects caused the Company’s leverage to increase from 2007 through 2009.

Beginning in 2009, no additional Fortress loan funds were used to finance new hotel acquisitions or construction (although funds were advanced to make interest payments).  Due to the nationwide difficulties in obtaining commercial financing during 2009, our new hotel construction was funded with 40-60% equity, and the remaining portion with commercial bank financing.

Under current economic conditions, we do not anticipate acquiring or beginning construction of any new hotels during 2010.  However, if we determine that the market conditions for a particular project are favorable, and debt and equity financing are available for the project, we may acquire or build a limited number of hotels during 2010.

Policy on Sale of Hotels

We review our hotels approximately twice per year to determine if any significant changes to area markets have occurred or are anticipated to occur that would warrant the sale of a particular hotel.  The factors we use in evaluating whether to sell a hotel include:  new hotel supply to an area, age of the hotel, major road expansion, changes to major area employers, or changes to hotel demand generators.  In addition, we anticipate selling older hotels in markets where we own a single hotel, or where we own only one hotel franchised with a particular franchisor.  A majority vote of the Board is required to approve a sale, provided the sale price is sufficient to cover the costs of the sale, satisfaction of all debt associated with the hotel, and return all capital contributions allocated to the hotel.  If the sale proceeds are not likely to produce this result, a supermajority vote of the Board of Managers is required.   A supermajority vote is defined in our Operating Agreement as an affirmative vote of eighty percent (80%) of the Managers present at a meeting of the Managers or, if a written consent is obtained, an affirmative vote of eighty percent (80%) of all Managers.

Management has not identified any hotels that the Company will prepare for sale at this time.

Policy on Purchase and Construction of Additional Hotels

Due to the nationwide recession that began in 2008 and continued through 2009, we did not acquire new hotels or begin construction on any hotels during 2009.  At such time as we become comfortable that the economy has reached or neared the bottom of its business cycle, and we can obtain appropriate debt financing and equity, we will refocus our efforts on developing and acquiring hotels at prices which will maximize investor value over the long run.  Buying or building hotels during the low point in the business cycle will permit us to take advantage of low purchase prices and construction costs, and stabilize the acquired properties prior to the next up-swing in the national hotel market so that the hotels are able to realize their full financial potential.

During 2009, we also did not purchase any additional land to be used for future construction activities.  As the economic recovery gains momentum, we may strategically acquire land for the development of new hotels, but will only begin construction if construction financing and equity are in place.  We target markets exhibiting the following characteristics for the acquisition of land and construction of new hotels:

-	insufficient high-quality hotel supply in the market or for mid-scale without food and beverage hotels or upscale hotels
-	barriers to entry of additional new hotels
-	availability of a high-quality franchise appropriate for the market
-	no suitable and appropriately priced existing hotel in the market that is available for purchase

Due to the significant instability in the United States economy and real estate markets, our hotel acquisition plans are on hold until such time as appropriate opportunities arise.   When we resume acquiring hotels, our ideal acquisition targets typically include the following:

-	hotels that are performing below their revenue potential
-	hotels that are performing at or near their revenue potential, but are not as profitable as they could be because they are poorly managed
-	hotels in need of renovation to maintain franchise standards
-	hotels that need to be renovated and converted to a more popular or upscale franchise

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

The Company Manager has the authority to approve any act of the Company unless such authority is restricted to the Board or Members.  Consent of a majority of the Managers present at a meeting of the Board is necessary to approve any act, unless a greater percentage is required by the Operating Agreement.  The following actions require the affirmative vote of the Board with the required vote set forth in parentheses:

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

 “Investment parameters” means a hotel that meets the following requirements:

-	limited service (also referred to as mid-scale without food and beverage) or select service (also referred to as upscale) hotel
-	franchised with a current franchisor with which The Summit Group already has a business relationship
-	60-160 rooms
-	located in markets with a population base of at least 50,000 persons
-	located in the contiguous 48 States of the United States

In addition to the above, if an entity is to be acquired, it:

-	must be currently paying a 10% priority return to its investors, and is projected to continue to make such payment
-	must consist entirely of accredited investors

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

All private offerings which fell outside of these parameters have been approved by a supermajority vote of the Board.

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

Working Capital

Approximately 90% of the Company’s revenues are related to credit card transactions, which are typically paid within 2-3 days of a guest’s stay.  Certain corporate clients are granted credit, based upon the Company’s periodic evaluation of the customer’s creditworthiness.  These revenue collection practices are standard in the hotel industry, and the Company does not believe that it is exposed to significant credit risk.

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

Future Reservations

Most of our customers do not reserve rooms far in advance of the date they arrive at the hotel.  Furthermore, with limited exception, our guests are able to cancel reservations prior to arrival at the hotel.  Therefore, it is difficult to predict the occupancy rates of our hotels through the end of 2010.  Based upon the current state of the United States economy and current trends in industry occupancy rates, we anticipate that same-hotel 2010 revenues will remain stable compared to 2009.  See Item 1.A.  Risk Factors.

Hotel Industry

The hotel industry is subject to business cycles, affected primarily by general economic conditions and by construction of new hotels.  During periods when the hotel industry is experiencing higher revenues and the economy is stable, hotel developers often react by building new hotels.  As the new hotels open in a market, the increase in available rooms may cause existing hotels to experience decreasing RevPAR and profitability. (“RevPAR” means revenue per available room, and is the product of the occupancy rate and the average daily rate charged by a hotel, referred to as ADR.)  As this over-building occurs and profitability declines, new hotel construction slows.  The demand for new hotel rooms grows gradually until the new hotel supply is absorbed into the market, and occupancy rates and ADRs increase.  As profitability increases, the new construction begins again, and the industry cycle starts over.

From 2007 through 2009, the nationwide supply of new hotels increased faster than the demand for hotel rooms.  Thus, across the nation the hotel industry became out of balance due to the increasing supply in hotels.  The over-building, combined with the decline in the economy, has resulted in a situation in which there are few new hotels in development across the country and developers are focused on finishing existing hotel construction projects.  Industry observers anticipate that the supply of new hotels will decrease during 2010 and 2011 as existing hotel projects are completed and new projects are not in development

As a result of the significant decline in general economic conditions during 2008 and 2009, many individuals and families have cancelled or postponed leisure travel plans.  Furthermore, corporations and businesses throughout the United States have eliminated or significantly restricted travel budgets.  For example, our hotel located in Bellevue, Washington, has experienced decreased occupancy rates as a result of travel restrictions at Microsoft.  The over-building of hotels, combined with the decline in leisure and corporate travel, caused the hotel industry to experience large decreases in occupancy rates and ADR during the last half of 2008 and throughout 2009.  Industry analysts anticipate that occupancy rates and ADRs will stabilize during 2010, but the industry will not see a rebound in sales until at least the first quarter of 2011.

We have ceased land acquisitions for future construction of new hotels.  We will start acquiring development land, and building or acquiring hotels when we believe that appropriate development opportunities become available in markets where the economy has started to recover.  We believe that the current tight credit markets and lowered profitability of the hotel industry will create numerous opportunities to acquire existing hotels at reduced prices.

At such time as the general economy stabilizes, we expect the hotel industry to experience increasing occupancy rates and ADRs for a period of up to five years.  As a result, we plan to look for opportunities to acquire strategically appropriate hotel assets so that we can take advantage of the expected up-swing in the industry.

Competition

We operate in a highly competitive industry.  Each geographic hotel market has unique competitive conditions.  The size of each hotel market varies greatly and is determined by factors such as geographic features creating a natural market border, proximity to a particular event site, and the number of hotels in the area.  In each market where our hotels are located, there are a number of hotels of varying size, service quality, amenity level, and price range.  Our biggest competitors are those hotels that are franchised by nationally-recognized hotel companies, offering a similar level of amenities at similar prices.  In the hotel markets we compete in, there are anywhere from 3 to 15 direct competitors.  Indirect competitors include those hotels that offer similar amenities but without a nationally-recognized franchise affiliation, hotels with greater amenity levels, and hotels with lower prices.

In the current economy, we are encountering significant competition from high-end and luxury hotels.  These competitors have made drastic reductions in their room rates, depressing room rates in many markets.  As a result, we have lowered our room rates in order to remain competitive.  In addition, many hotels categorized as mid-scale without food and beverage and upscale hotels in the markets in which our hotels are located have slashed room rates in an attempt to counter declining occupancy rates.

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

We are operationally competitive in the markets we serve for a number of reasons.  We maintain strict quality standards concerning the physical appearance of our hotels.  We provide on-going training to our staff to provide the highest levels of customer service in the mid-scale without food and beverage and upscale hotel segments.  We focus on providing guests with the amenities they want and need, such as expanded continental breakfast menus, flat panel televisions, in-room high speed Internet access, premium cable and movie channels, and a variety of high-quality exercise equipment.  Even in markets where our competitors maintain high property condition, customer service and amenity levels, we are able to survive difficult market conditions better than most hotel owners because of our corporate financial strength and diverse revenue base.

Environmental Matters

We are subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances and regulations (“Environmental Laws”). For example, a current or previous owner or operator of real property may become liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of hazardous or toxic substances may adversely affect our ability to sell or rent such real property or to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may be liable for the costs of removal or remediation of such wastes at the treatment, storage or disposal facility, regardless of whether such facility is owned or operated by such person. We use certain substances and generate certain wastes that may be deemed hazardous or toxic under applicable Environmental Laws.  From time to time we have incurred, and in the future may incur, costs related to cleaning up contamination resulting from prior owners’ uses of our properties. To date, remediation costs relating to prior owners’ uses of our properties have been immaterial to our operations.  Other Environmental Laws require abatement or removal of certain asbestos-containing materials (“ACMs”) (limited quantities of which are present in various building materials such as spray-on insulation, floor coverings, ceiling coverings, tiles, decorative treatments and piping) in the event of damage or demolition, or certain renovations or remodeling.  We currently own no hotels that were constructed at the time when asbestos-containing materials were commonly used in construction, but may purchase additional such properties in the future.  Environmental Laws also govern emissions of and exposure to asbestos fibers in the air and also regulate polychlorinated biphenyls (“PCBs”), which may be present in electrical equipment. We believe that few, if any of our hotels have underground storage tanks (“USTs”) or equipment containing chlorofluorocarbons (“CFCs”). In connection with our ownership, operation and management of our properties, we could be held liable for costs of remedial or other action with respect to PCBs, USTs or CFCs.  Prior to purchasing land for new hotel construction or existing hotels, we hire third-party engineers to assess the property and advise us concerning potential environmental hazards or concerns.

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

Employees

As of December 31, 2009, we employed approximately 1,570 employees at our hotels.  None of our employees are covered by a collective bargaining agreement.

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

Our loan with Fortress Credit Corp. is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries.  As of March 1, 2010, these entities own 38 of our 65 hotels.  All new hotels acquired or developed by us will be required to be owned by a wholly-owned subsidiary subject to this pledge.  The Fortress credit facility was scheduled to mature March 5, 2010, but Fortress has granted a forbearance until April 5, 2010, to permit the parties to finalize documentation of an extension.  The Company and Fortress have agreed on the major terms of an extension.  However, if we are unable to agree upon definitive extension documents, we will be required to re-pay the entire balance of the credit facility or risk having Fortress foreclose on its security interest in our wholly-owned subsidiaries and take other remedies available under the loan agreement.

The current slowdown in the lodging industry and economy generally will continue to impact our financial results and growth.

The present economic slowdown and the uncertainty over its breadth, depth and duration has had a negative impact on the hotel industry.  Many economists have reported that the United States is in a severe recession.  High unemployment has reduced individual disposable income.  Moreover, many businesses have self-imposed restrictions on their employees’ ability to travel and hold conferences or events at hotels. These factors have combined with increases in the supply of hotel guestrooms to reduce demand for hotel rooms across the nation.  Accordingly, our financial results have been impacted by the economic slowdown and our future financial results could be further harmed if the economic slowdown continues for a significant period or becomes worse.

Events beyond our control which cause regional or nationwide decreases in travel or that otherwise cause the interruption of our operations or a decline in our business will negatively affect our operations.

We are at risk of any event which will cause decreases in regional or nationwide travel.  Such events can include a decline in general economic conditions, terrorist acts or threats of terrorism, rising fuel prices, inflation, military actions, public health emergencies such as the swine flu, avian flu or SARS, or natural disasters.  These types of events could cause a significant decline in travel and tourism, which is likely to cause a decrease in our revenues, financial condition, results of operations, and ability to reinstate distributions to our members.

In addition, it is possible that any of our hotels could be subject to significant damage or destruction as a result of fire, wind, flood, or other casualty.  Such an event could cause a negative effect on the operations of our hotels.  Further, as a result of future development of hotels in the markets in which our hotels are operating, the lodging supply may exceed demand, resulting in decreases in prevailing occupancy rates and average daily room rental rates.  In such event, the results of operation of the hotels may be adversely affected.

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

Hotels are unlike other real estate investments which typically provide a long-term source of income, such as office leases.  Instead, hotel revenues can be volatile because our guestrooms are rented by day.  Therefore, changes in the economy, consumer preferences, terrorist events or any of the other events mentioned in this Item 1A can be immediately reflected in our revenues as a result of guests canceling reservations or travel plans with little or no notice. The occurrence of any of the foregoing factors could have an immediate material adverse effect on our business, financial condition, results of operations and our ability to reinstate distributions to our members.

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

We depend on the efforts and expertise of the senior executive officers of the Company and The Summit Group to manage our day-to-day operations and strategic business direction. The loss of any of their services could have a material adverse effect on our business, financial condition, results of operations and our resulting ability to reinstate distributions to our members.  See Item 10. Directors, Executive Officers and Corporate Governance.

Our hotels are subject to significant competition in the markets where we are located and such competition may cause our hotels to not meet our financial expectations.

The hotel industry is highly competitive, particularly in the mid-market, mid-scale without food and beverage and upscale hotel sectors in which we operate.  There are several nationally-recognized franchises that offer franchise brands in these segments.  Historically, the hotel industry is subject to business cycles, often caused by over-building new hotels.  A material increase in the supply of new hotel rooms to a market can quickly destabilize that market causing existing hotels to experience decreasing RevPAR and profitability. (“RevPAR” means revenue per available room, and is the product of the occupancy rate and the average daily rate charged by a hotel, referred to as ADR.)  From 2007 through 2009, the supply of new hotels increased faster than the demand for hotel rooms.  Thus, across the nation the hotel industry became out of balance due to the increasing supply in hotels.  This, combined with the significant decline in general economic conditions, caused hotel occupancy rates and ADRs to decline in most markets.  If significant new hotel construction occurs in one or more of our major markets, or if the market is particularly negatively affected by general economic conditions, we may experience a worsening adverse effect on our business, financial condition, results of operations and our ability to reinstate distributions to our members.

If the hotel market continues to decline, it may cause further declines in revenues, financial condition, and negatively affect our ability to reinstate distributions to our members.

Events outside our control, such as over-building, general economic conditions, natural disasters, terrorist activities and other risks discussed in this Item 1A have adversely affected the hotel industry in the past, and the decline in the United States economy is currently causing a significant decline in the revenues and profitability of the industry.  Similar events occurring in the future, or further declines in the general economy, may affect the hotel industry and cause a further decline in overall hotel industry fundamentals.  Such events have already caused and could continue to cause us to struggle to acquire capital or financing necessary to acquire or build new properties.  In addition, such events may cause a decline in the financial performance of our existing hotels.  These results would negatively affect our hotel operations, financial condition, results of operations and our ability to reinstate distributions to our members.

There is significant competition for the acquisition of land and existing hotels which may cause us difficulties in increasing the size of our hotel portfolio.

In the long term, we intend to continue to build and acquire hotel properties to add to the geographic diversity of our hotel portfolio.  If we are unable to locate, successfully negotiate for, or finalize the purchase of land or existing hotels, we will not be able to attain this component of our business strategy. There is significant competition for the acquisition of land from other hoteliers, retail business owners, developers and service businesses such as restaurants.  In addition, we compete for hotel acquisitions with individual hoteliers, regional or national hotel ownership or management companies, REITs, institutional investors and others who are engaged in real estate acquisition.  These competitors may purchase the properties we wish to acquire thus preventing our continued growth.  If we choose to pay higher prices for the properties in order to be more competitive, our returns to our members may decline.

Our newly constructed or acquired hotels have no or limited operating history and may not achieve the operating performance we anticipate, and as a result, our overall returns may decline.

Our hotels built during 2009 have limited or no operating history.  In addition, our hotels built or acquired during 2007 and 2008 have experienced extended stabilization periods as a result of the significant decline in general economic conditions.  Consequently, many of these hotels are a drain on the cash flow produced by our stabilized hotels.  Significant increases in anticipated hotel room supply or decreases in hotel room demand in the markets where any one or more of our recently acquired or constructed hotels are located could cause the operating performance of the hotels to fall further below our projected results.

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

In order to remain competitive and to remain in compliance with our franchise agreements, our hotels must be renovated regularly.  Such renovations include on-going repairs and maintenance, replacement of equipment, furniture and fixtures, and property upgrades.  Such renovations are subject to risks inherent in construction activities such as cost overruns and delays, unavailability of financing to fund such improvements, and regulatory and governmental concerns.  Furthermore, such activities may interrupt our hotel operations, causing a decline in revenues and increases in operating expenses.  As a result, such renovations could have a material adverse effect on our business, financial condition, results of operations and our ability to reinstate distributions to our members.

The conditions of our existing indebtedness include provisions limiting certain aspects of our operations and ability to reinstate distributions to our members.

The documents evidencing our existing indebtedness under certain loans contain financial and operating covenants, such as debt service coverage ratios, leverage ratios, liquidity requirements and other limitations which may restrict our ability to reinstate distributions or other payments to our members.  In addition, such covenants may restrict our ability to sell any individual hotel or groups of hotels, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. In addition, certain of our loans require that reserves be established and restricted only for funding future renovations.  Failure to meet or comply with the covenants could cause one or more of our lenders to declare the indebtedness in default, accelerate the payments and engage in foreclosure proceedings.  As of March 26, 2010, we are in the process of finalizing documentation concerning an extension of the Company’s loan with Fortress Credit Corp.  We anticipate new covenants in the negotiated documents to include: a restriction on payment of distributions to members; Fortress approval for any sale or refinance of Company assets, or acquisitions of new equity or debt; and a pledge of excess cash flow generated by the Company’s hotels, however, the Company is permitted to pay operational expenses, all loan payments, necessary capital expenditures, and other similar expenses required to operate and maintain the Company’s assets. For additional information concerning certain terms and conditions of our indebtedness, see Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Additional Information Concerning Sources and Uses of Cash.

We may not be able to refinance our loans as they become due which may cause the hotels secured by such loans to be foreclosed upon.

Our mortgage notes generally mature in advance of their full amortization, resulting in balloon payments.  Given the current economy, many lenders have significantly reduced lending for commercial projects.  These adverse conditions in the United States credit markets have caused financing opportunities to be limited or available only on terms that are unfavorable.  In the event we are unable to refinance the amount of the balloon payment on a maturing loan, we will be forced to identify sufficient cash to pay off the remaining principal.  If we do not have sufficient funds available in our cash reserves, we will be unable to pay off the loan and may be subject to foreclosure of our hotels. Alternatively, we may be required to sell certain hotels or other assets at prices and upon terms that are unfavorable, which would negatively affect our financial performance and ability to reinstate distributions to our members.  In addition, in the event we are successful in refinancing our indebtedness, prevailing interest rates may be significantly higher than on our existing debt.  As a result, our debt service payments could be significantly increased, which would decrease our cash available for distribution to the members.  As of December 31, 2009, we have loans with anticipated balloon payments of $134.4 million maturing in 2010, loans with anticipated balloon payments of $19.6 million maturing in 2011, and loans with anticipated balloon payments of $147.4 million maturing in 2012.

As of December 31, 2009, 49.18% of our debt carried fixed interest rates, and 50.82% carried variable interest rates.  As of December 31, 2009, our fixed interest rate debt totaled $209.6 million.  Our variable interest rate debt totaled $216.6 million as of December 31, 2009, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit.  Increases in prevailing interest rates could increase our debt service payments significantly.  This would adversely affect our financial condition, results of operations and ability to reinstate distributions to our members.  Additional information concerning our fixed- and variable-rate debt is included in Item 8.  Financial Statements and Supplementary Data – Note 11 to Consolidated Financial Statements.

If we default on our secured debt in the future, the lenders may foreclose on our hotels.

Our loans are generally secured by first mortgages on our hotels.  If we default on any of our loans, the respective lender may declare a default and accelerate all payments due under that loan.  We may also be subject to foreclosure of our hotels pledged under the respective mortgages.  In addition to losing one or more hotels in the event of foreclosure, our members may suffer negative tax consequences as a result of the Company recognizing taxable income if the outstanding note balance exceeds our tax basis in the property.  A default or foreclosure may adversely affect our financial condition, cash flow, ability to satisfy our other debt obligations, and the ability to reinstate distributions to members.

Our real estate investments are illiquid and this can restrict our ability to react to market changes because we may be unable to sell one or more hotels upon favorable prices or terms.

As with most real estate investments, hotel assets are generally illiquid.  This may restrict our ability to react quickly to changing market, economic or financial conditions by selling one or more properties.  Along with nearly all real estate markets in the United States, the national hotel real estate market has declined significantly during 2008 and 2009.  Economists predict that there will be no significant rebound in commercial real estate markets in the United States during 2010.  The occurrence of terrorist acts, a continuing or deepening recession in the global economy or United States economy, increasing interest rates, military actions, natural disasters and other events beyond our control may cause the hotel real estate market to decline further.

We may decide to sell one or more of our hotel properties in the future. The decision to sell may be because a hotel no longer fits within our strategic plan, because our investment could be better utilized in another hotel, or because we need to raise cash to fund operations or pay down one of our loans.  We cannot predict whether we will be able to sell any one or more of our hotels at a price, in a time frame, and upon terms that are acceptable to us.

In order to make a hotel more attractive for sale, we may need to make substantial upgrades and renovations.  We cannot be certain that we will have funds available to finance such upgrades and renovations, thus restricting our ability to sell the hotel at a price and on terms that are acceptable to us.  In addition, we have certain covenants in our loans which prevent us from prepaying or only allow prepayment with a significant penalty.  If we are unable to pay off a loan and have the mortgage released, we will not be able to find a buyer for the property.  These conditions may adversely affect our financial condition, results of operations and our ability to reinstate distributions to members.

Changes in our debt service requirements may subject us to increasing interest expense which may reduce our ability to reinstate distributions to our Members.

Our debt-to-equity ratio was 5.3:1.0 as of December 31, 2009, and 4.6:1.0 as of December 31, 2008.  Beginning in March 2007, we began to increase the leverage on our hotel portfolio.  Increased leverage subjects our hotels to increased debt service payment requirements which will impede our cash flow and restrict our ability to reinstate distributions to members.  Further, increased leverage makes it more likely that we will be unable to survive the current or a future downturn in the hotel industry because we would be unable to support the increased payment requirements.  In some situations, we financed 100% of the initial acquisition or construction of a hotel for a period of several months.  Financing 100% of a hotel subjects us to risks that such highly leveraged hotels will not generate sufficient revenues to pay operating expenses and debt service requirements.  This could result in the foreclosure of the loans on such hotels.  As of December 31, 2009, three of our hotels were 100% financed.

If interest rates increase, our debt service requirements will increase on our variable interest rate loans.  We do not use any form of interest rate protection, such as swap agreements or interest rate cap contracts.  We may in the future enter into contracts to provide interest rate protection on our mortgage notes.  Furthermore, at the time that our fixed interest rate loans mature, we will pay higher debt service payments on refinanced loans that carry higher interest rates.  In addition, beginning March 6, 2010, interest payments on our $84.8 million Fortress Credit Corp. loan are no longer paid by advances from such loan.  Rather we will begin paying these interest payments with cash from the Company’s operations.  These higher debt service requirements could adversely affect our financial condition and results of operations.  If we are unable to make scheduled debt service payments, we may be required to sell one or more hotels at a price and on terms that are disadvantageous to us or, our properties may be subject to foreclosure.

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

Under the Americans with Disabilities Act of 1990 (“ADA”), all public accommodations must meet various federal requirements related to access and use by disabled persons. Prior to obtaining occupancy permits, our renovated and newly-constructed hotels are subject to municipal scrutiny of our compliance with the ADA.  There is a certain amount of discrepancy between experts and municipal construction officials concerning what is required in order to be in compliance.  Therefore, we may be subject to increased costs of construction or delays in construction due to the requirements of local building officials.  If a property is not in compliance with the ADA we may be required to remove barriers to access.  Further, we could be subject to fines imposed by the United States government, or damages resulting from civil lawsuits.  Substantial expenditures in efforts to be in compliance with the ADA may adversely affect our financial condition and ability to reinstate distributions to members.

Our hotels may contain or develop harmful molds, which could lead to liability for adverse health effects and remediation costs.

Molds exist in all climates and in the air we breathe.  However, when mold levels get too high, it can endanger the health of persons breathing the mold particles, particularly with certain strains of mold.  Southern and humid climates are particularly subject to the growth and proliferation of molds due to high humidity.  The presence of mold in our hotels could negatively affect the health of our employees and guests.  Thus, the presence of mold in our hotels, beyond acceptable levels, may require us to remediate the mold problem.  The existence or remediation of mold may require us to close all or a portion of the subject hotel, thus reducing our revenues. In addition, we may be subject to liability and civil lawsuits resulting from employees or guests who were exposed to the mold and suffered resulting health effects.  Mold remediation can be expensive, and the unexpected costs could adversely affect the result of our operations, financial condition and ability to reinstate distributions to our members.

Our mortgage agreements and ground leases may restrict our ability to sell our hotels.

We have covenants in some of our loans which prevent us from paying off certain loans, or only allowing prepayment of such loans with a significant penalty.  If we are unable to pay off a loan and have the mortgage released, we will not be able to find a buyer for the property.  These conditions may adversely affect our financial condition, results of operations and our ability to reinstate distributions to members.

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

Prepayment penalties and restrictions on assignment may reduce the price received for our hotels.  This may adversely affect our financial condition and ability to reinstate distributions to members.

Our ground leases contain certain provisions that may limit our ability to sell our hotels.

We own four hotel properties subject to a ground lease. These leases require the consent of the lessor in order to transfer the hotel and assign the ground lease.  If the lessor refuses to allow transfer, we may be unable to sell a hotel that we otherwise want or need to sell.  This may negatively affect our results of operations, financial condition and ability to reinstate distributions to members.

Members may be required to report taxable income in periods where no cash distributions are made, thus requiring members to pay taxes from personal funds.

Because all our taxable income will flow through to our members without regard to the amount of any cash distributions, our members’ tax liability on their distributive share of our taxable income could exceed any cash distributions received.  If members do not receive distributions sufficient to pay the tax liability with respect to their distributive share of income or gain, they will be forced to pay tax liabilities out of personal funds.  Members will be required to report their distributive share of our income, gains, losses, deductions and credits without regard to whether corresponding cash distributions are received.  Because members will report their annual share of our taxable income or loss without regard to the amount of any cash distributions received, they may incur a tax liability with respect to their distributive share of income or gains, if any, for a taxable year in excess of any cash distribution.

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

We do not intend to apply for listing of our membership interests on any stock exchange or on the NASDAQ stock market or any Alternative Trading System, although management reserves the right to pursue such possibilities.   In addition, our Operating Agreement contains extensive restrictions on the transfer of membership interests. The transferability of membership interests is also restricted by federal and state law.  The membership interests may not be offered, sold, transferred, pledged, or hypothecated to any person without the consent of the Company Manager.  Due to tax and other requirements, the Company Manager does not intend to grant consent except for those transfers made pursuant to a safe harbor from the publicly traded partnership rules.  It may be difficult or impossible for members to liquidate their investment when desired.  Therefore, members may be required to bear the economic risks of the investment for an indefinite period of time.

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We are headquartered in Sioux Falls, South Dakota and, as of December 31, 2009, owned and managed 65 hotel properties throughout the United States.  We lease our headquarters office location.  We own in fee all of our hotel properties, except for four hotels that are subject to a land lease.  We believe that, for our respective class of hotels, all of our hotel properties are in good physical condition, are the appropriate size and offer appropriate amenities, and are located in markets that, when the economy stabilizes, will be good to excellent.  As of December 31, 2009, we owned 65 hotel properties with a total of 6,533 guestrooms.  42 of our hotels are categorized as mid-scale without food and beverage hotels, 23 of our hotels are categorized as upscale hotels.  A list of our hotel properties owned as of December 31, 2009 and operating information for those hotels is included as Exhibit 99.1.

The Company’s hotels are located throughout the continental United States with concentrations in Arkansas (4 hotels), Arizona (4 hotels), Colorado (7 hotels), Idaho (7 hotels), Kansas (4 hotels), Louisiana (4 hotels), Tennessee (5 hotels), and Texas (7 hotels).

From January 1, 2009 through December 31, 2009, we completed the construction of 6 hotels, and sold 2 hotels.  The acquisitions and dispositions of the Company’s hotels and real estate are set forth below:

				Opening/Sale
Location	# Rooms	Franchise	Status	Date
Jacksonville, FL	136	Aloft	Construction Complete	08/09
Flagstaff, AZ	164	Courtyard by Marriott	Construction Complete	09/09
Portland, OR	124	Residence Inn	Construction Complete	09/09
Portland, OR	136	Hyatt Place	Construction Complete	11/09
Ft. Myers, FL	148	Hyatt Place	Construction Complete	10/09
Twin Falls, ID	91	Holiday Inn Express & Suites	Construction Complete	03/09
St. Joseph, MO	65	Comfort Suites	Sold	5/09
Ellensburg, WA	52	Comfort Inn	Sold	8/09

Construction of the Jacksonville, FL Aloft was financed with equity and with debt issued by First National Bank of Omaha.  Construction of the Flagstaff, AZ Courtyard by Marriott hotel was financed with equity and by Compass Bank.  Construction of the Portland, OR Residence Inn was financed with equity and by the Bank of the Cascades loan.  Construction of the Portland, OR Hyatt Place was financed with equity and by Bank of the Ozarks. Construction of the Ft. Myers, FL Hyatt Place was funded entirely with equity.  Construction of the Twin Falls, ID Holiday Inn Express Hotel & Suites was funded with equity and a loan from BNC National Bank.  The above-mentioned loans are further described in Item 8.  Financial Statements and Supplementary Data – Note 11 to Consolidated Financial Statements.

The aggregate purchase price and construction cost of the six properties described in the above table is approximately $110.8 million.  The sale price of the St. Joseph, MO Comfort Suites was $4.05 million.  The sale price of the Ellensburg, WA Comfort Inn was $2.75 million.

Franchises

The following table reflects, as of December 31, 2009, our hotel properties, by franchise brand:
	Properties	Rooms

Hampton Inn	11	1,211
Fairfield Inn by Marriott	10	867
Springhill Suites by Marriott	7	671
Holiday Inn Express	6	547
Courtyard by Marriott	6	715
Comfort Suites	4	310
Cambria Suites	4	485
Residence Inn	4	411
Hyatt Place	4	556
Comfort Inn	3	201
Country Inn & Suites by Carlson	1	64
TownePlace Suites by Marriott	1	90
Hilton Garden Inn	1	120
Staybridge Suites	1	92
aloft Hotel	1	136
Unfranchised(1)	1	57
Total	65	6,533

(1)	Our unfranchised hotel is an Aspen Hotel & Suites located in Fort Smith, AR.

Fairfield Inn by Marriott, Comfort Inn, Hampton Inn, Hampton Inn & Suites, Comfort Suites, Holiday Inn Express, Holiday Inn Express Hotel & Suites, and Country Inn & Suites by Carlson, are each considered franchise brands in the mid-scale without food and beverage segment.  Each of these hotels offers amenities generally present for hotels of this class, including a swimming pool and whirlpool, free continental breakfast, and in-room high speed Internet access. A significant number of the rooms at each Hampton Inn & Suites, Comfort Suites, Holiday Inn Express Hotel & Suites, and Country Inn & Suites are mini-suites, and include a small microwave and refrigerator.

Courtyard by Marriott, Cambria Suites, aloft Hotels, Hyatt Place, Hilton Garden Inn, and Springhill Suites are considered upscale hotel franchises.  Springhill Suites was previously considered a limited-service hotel franchise, but the franchisor required the addition of several amenities and the hotels are now considered an upscale hotel brand.  The hotel and room décor is generally of higher quality than other hotels in this segment.  In addition, these hotels offer a hot, made-to-order breakfast or breakfast buffet, and lounge which is open for limited hours each evening.  These hotels may also offer a light lunch or dinner menu.

Residence Inn, Staybridge Suites, and TownePlace Suites are considered mid-scale without food and beverage, extended-stay hotels.  Each guestroom at the hotels in this segment offers a separate bedroom area, large living area, and full kitchen.  These properties cater to guests who stay over 7 nights.

Affiliation with a nationally-recognized franchise offers name recognition, national marketing and advertising campaigns, centralized reservations systems, and certain other centralized functions and quality control.

Ground Leases

Four of our hotel properties are located on leased land.  The hotels located on leased land, lease termination dates, and extension options are as follows:

-	Fort Smith, Arkansas Comfort Inn. Total lease payments are anticipated to be $44,088 in 2010. Lease termination date is August 31, 2022. One option to extend for 30 years.
-
Fort Smith, Arkansas Hampton Inn.  Total lease payments are anticipated to be $145,987 in 2010. Lease termination date is May 31, 2030.  Eleven options to extend the term of the lease, with each option being a 5-year term.

-
Portland, Oregon Residence Inn.  All lease payments have been prepaid through the initial term of the lease, including the scheduled lease payment of $23,700 due in 2010. Lease termination date is June 30, 2084.  The lease has one option to extend for a term of 15 years.

-
Portland, Oregon Hyatt Place.  All lease payments have been prepaid through the initial term of the lease, including the scheduled lease payment of $23,700 due in 2010. Lease termination date is June 30, 2084. The lease has one option to extend for a term of 15 years.

Financing and Mortgages

As of December 31, 2009, we had approximately $404.7 million of outstanding long-term mortgage debt.  One of our hotels owned as of December 31, 2009 is mortgage free, the remainder are encumbered by a mortgage or deed of trust. Mortgage debt is obtained from a variety of commercial and institutional lenders.  For additional information concerning our debt and lenders, please see Item 7. Management’s Discussion and Analysis of Financial Information and Results of Operations — Additional Information Concerning Sources and Uses of Cash, and Item 8.  Financial Statements and Supplementary Data – Note 11 to Consolidated Financial Statements.

Maintenance

Obsolescence and wear and tear can negatively affect the value and the revenue-generating ability of our hotels.  We are committed to maintaining the highest standards of physical condition of our hotels compared to other hotels categorized as mid-scale without food and beverage and upscale hotels.  Furthermore, all but one of our hotels are subject to a franchise agreement.  Each franchisor requires strict adherence to a regular maintenance, repair, remodeling and refurbishment schedule.  We are in compliance with such schedules at each of our hotels and anticipate remodeling three hotels during 2010.  We are working with the franchisors at these hotels to determine the extent of the required remodeling.  In 2009 we expended approximately $8.7 million to renovate our existing hotels to keep them in good and competitive condition.

ITEM 3.  LEGAL PROCEEDINGS

The Company has had a complaint filed against it with the US Department of Labor/Occupational Safety and Health Administration (“OSHA”) by Peter J. Poulos, a former employee.  The administrative file was opened on April 6, 2009.  The complaint was made against the Company, The Summit Group, Inc., Kerry W. Boekelheide, Director of Human Resources Lori Richards, Director of East Coast Operations Trent Peterson, Regional Manager Stephanie Romic and Regional Manager Janis Moeller.  The complaint alleges that, as a result of one circumstance of a payment being applied to incorrect accounts, the Company engaged in a scheme to perpetuate fraud, and that the employee’s subsequent termination was retaliatory and in violation of the Corporate and Criminal Fraud Accountability Act of 2002 (CCFA).  The only relief sought under the complaint is an administrative finding that the Company violated the CCFA.  The Company vehemently denies these allegations and is vigorously defending the claim.  There have been no recent material developments concerning this proceeding.

On May 12, 2009, the Company was served with a civil complaint of Peter J. Poulos, the same former employee described above, filed in United States District Court, Southern District of South Dakota.  The complaint is made against the Company, The Summit Group, Inc., Kerry W. Boekelheide, and Trent Peterson and is based upon the same set of circumstances as in the OSHA complaint described above.  The relief sought includes damages, including front and back pay, compensatory damages, punitive damages, and other relief, in excess of $10 million.  The Company vehemently denies these allegations and is vigorously defending the claim. On July 10, 2009 Kerry W. Boekelheide was dismissed from the lawsuit.  Discovery is proceeding in this case, and trial is scheduled for August 2010.

We are involved from time to time in litigation arising in the ordinary course of business, however, we are not currently aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations.  We may be subject to future claims which could cause us to incur significant expenses or damages.  We have assumed liability for past events at the hotels and for entities previously acquired by the Company, including lawsuits that have not yet materialized.  If we acquire or consolidate additional entities in the future, we may assume obligations and liabilities of such entities.  We operate in an industry susceptible to personal injury claims and significant personal injury claims could be asserted against us in the future arising out of events not known to us at this time.

ITEM 4.  [RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of the Company’s securities.

As of March 26, 2010, there were approximately 660 record holders of the Company’s Class A membership interests, and 470 record holders of the Company’s Class A-1 membership interests.  There are no outstanding warrants or options to purchase any class of Company security, pursuant to compensation plans or otherwise, and there is no class of security convertible into common equity of the Company.

Each month from April 2004 through December 2009, the Company has paid each Class’s Priority Return.  The Priority Return for members is a cumulative but not compounded 10% return on each Class A Member’s Adjusted Capital Contribution and a cumulative but not compounded 8% return on each Class A-1 Member’s Adjusted Capital Contribution.  Effective January 1, 2010, the members’ Priority Return payments were reduced to 25% of the regular amount, and as of March 31, 2010, the payments were suspended.  We are in the process of finalizing documentation concerning an extension of the Company’s loan with Fortress Credit Corp., and we anticipate the negotiated documents to include a restriction on payment of distributions to members. The unpaid Priority Returns continue to accrue and will be paid at such time as is permitted by the Company’s lenders and sufficient cash is available.  In addition, the Company previously made additional distributions to the members, however, no additional distributions were made during 2009 and none are anticipated to be made during 2010.  For additional information concerning the Fortress Credit Corp. refinance, please see Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations –Recent Developments.

During the twelve month periods ended December 31, 2009 and 2008, the Company made Priority Return and additional distributions to the Class A and Class A-1 Members, as set forth in the following table.

	Class A		Class A-1
	Priority Return	Additional	Priority Return	Additional
2009
First Quarter	$2,402,344	$0	$441,127	$0
Second Quarter	$2,429,037	$0	$581,523	$0
Third Quarter	$2,455,730	$0	$689,516	$0
Fourth Quarter	$2,455,730	$0	$816,061	$0
Total	$9,742,841	$0	$2,528,227	$0

2008
First Quarter	$2,402,346	$0	$262,849	$0
Second Quarter	$2,429,038	$1,451,618	$265,770	$98,162
Third Quarter	$2,455,731	$2,756,096	$268,690	$186,374
Fourth Quarter	$2,455,730	$3,215,448	$268,690	$217,437
Total	$9,742,845	$7,423,162	$1,065,999	$501,973

October 2008 Offering

We began a private offering of our Class A-1 membership interests pursuant to a Confidential Private Placement Memorandum dated October 21, 2008.  The Class A-1 membership interests were offered privately, pursuant to an exemption under Rule 506 of the Securities Act of 1933.  No interests are offered to unaccredited investors, and no sales are made to unaccredited investors.  A total of 2,000 units of Class A-1 membership, for an aggregate offering price of $100,000,000, were offered at $50,000 per unit.  This offering closed October 20, 2009.  We received and accepted subscriptions from 380 holders with gross proceeds of $30.5 million.  Commissions on the sales and related expenses totaled $2.8 million, for net proceeds of $27.7 million.  There was no particular class of offerees for the Class A-1 Units, and the Units were sold to individuals, entities, and institutional buyers.

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

Income Statement Data (in millions)
	For the Years Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
Operating Revenues	$121.2	$135.1	$113.9	$100.7	$72.3
Income /(Loss) From
Continuing Operations	$(16.6)	$4.0	$3.9	$7.7	$7.2
Net Income/(Loss)	$(15.1)	$13.1	$14.0	$10.1	$4.0

Earning Data

Income/(Loss) From Continuing Operations Per Unit (1)	$(9,559.47)	$2,579.50	$2,520.04	$5,003.89	$5,591.22

Net Earnings Per Unit (1)	$(8,716.23)	$8,411.67	$9,012.19	$6,544.76	$3,134.90

Aggregate Cash Distributions Paid(1)	$12,271,067	$26,702,848	$24,839,848	$25,148,544	$21,618,861
To Class C	$0	$6,683,725	$5,612,615	$5,780,665	$5,319,822
Per Class C Unit(1)	$0	$38,501	$32,331	$33,299	$30,644
To Class B	$0	$1,285,144	$1,124,079	$1,160,779	$1,234,396
Per Class B Unit(1)	$0	$15,796	$13,816	$14,267	$15,172
To Class A	$9,742,840	$17,166,006	$16,575,137	$16,784,874	$15,064,643
Per Class A Unit(1)	$8,351	$14,714	$14,208	$14,388	$14,633
To Class A-1	$2,528,227	$1,567,973	$1,528,017	$1,422,226	$0
Per Class A-1 Unit(1)	$8,012	$11,767	$11,467	$11,654	$0

Weighted Average Number of Units Outstanding
Class C	173.60	173.60	173.60	173.60	173.60
Class B	81.36	81.36	81.36	81.36	81.36
Class A	1,166.62	1,166.62	1,166.62	1,166.62	1,029.49
Class A-1	315.55	133.25	133.25	122.04	0
Total	1,737.13	1,554.83	1,554.83	1,543.62	1,284.45

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

Balance Sheet Data (in millions)
	For the Periods Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005

Total Assets	$519.4	$494.8	$448.0	$356.0	$317.3
Long Term Obligations	$270.4	$350.8	$261.5	$210.1	$180.7

Calculation of Sharing Ratios

Sharing Ratios are the rights to distributions and allocations granted to a Member.  Sharing Ratios are determined at the time of purchasing a membership interest and are based upon the capital contributions received pursuant to an offering divided by a recent third-party valuation of the Company.  Each respective investor in an offering receives its proportionate share of the Sharing Ratios issued pursuant to such offering based upon the investor’s capital contribution, multiplied by 50%.  The Class C Member is allocated a Sharing Ratio equivalent to each Sharing Ratio allocated to an investor.  Issuance of new Sharing Ratios results in an adjustment to the existing Sharing Ratios of all classes of members.  Aggregate Sharing Ratios as of December 31, 2009 for each membership class were:

Class A	41.7%
Class A-1	7.4%
Class B	7.4%
Class C	43.5%

Anticipated Changes to Selected Financial Data

Management anticipates that the Company’s revenues and expenses will remain relatively stable during 2010, compared to 2009.  Management does anticipate, however, that there will be no distributions made to members after March 31, 2010 through the end of 2010 due to restrictions on distributions anticipated in the Fortress Credit Corp. loan covenants.  Management also believes that the Total Assets and Long Term Obligations will not continue to grow as in previous years, but will stabilize as the Company does not anticipate making significant acquisitions or beginning new hotel construction during 2010.

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

Forward-Looking Statements

This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “intends,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, changes in same hotel revenues, and those risks described in Item 1.A. of this annual report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

Critical Accounting Policies

Adopted Accounting Standards

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.  In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC, as the sole source of authoritative GAAP.   The FASB finalized the Codification effective for periods ending on or after September 1, 2009.  Prior FASB standards are no longer being issued by the FASB.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended December 31, 2009.

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

Capitalized Development and Interest Costs

The Company capitalizes all hotel development costs and other direct overhead costs related to the purchase and construction of hotels.  Additionally, the Company capitalizes the interest costs associated with constructing new hotels.  Capitalized development, direct overhead and interest are depreciated over the estimated lives of the respective assets.  Organization and start-up costs are expensed as incurred.  For the years ended December 31, 2009, 2008, and 2007, the Company capitalized interest of $2,977,101, $3,829,267, and $4,489,724, respectively.

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

Management has identified six land parcels that the Company intends to sell and no longer develop.  These parcels were deemed to be impaired and written down to their fair market value.  Carrying value of the assets exceeded their fair value by $6,332,736, which fair value was determined to be the quoted market prices of the assets.  Therefore, an impairment loss of that amount has been charged to operations in the year ended December 31, 2009.

Consolidation Policy

 The consolidated financial statements include the accounts of the Company and its variable interest entity, Summit Group of Scottsdale, Arizona, LLC.  All significant intercompany accounts and transactions have been eliminated.

The Company adopted FASB ASC 810, “Consolidations” beginning October 1, 2004.  This ASC requires that we present any variable interest entities in which we have a majority variable interest on a consolidated basis in our financial statements.  In January 2009, the Company has adopted FASB ASC 810, Consolidation.  Under Topic 810, variable interest entities (“VIEs”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved.  The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests.  In applying Topic 810, management has utilized available information and reasonable assumptions and estimates in evaluating whether an entity is a VIE and which party is the primary beneficiary.  These assumptions and estimates are subjective and the use of different assumptions could result in different conclusions.

Revenue Recognition

The revenue from the operation of a hotel is recognized as part of the hotel operations segment when earned.  Typically, cash is collected from the guest at the time of check-in or checkout or the guest pays by credit card which is typically reimbursed within 2-3 days; however, we also extend credit to selected corporate customers.

Results of Operations

The following discussion presents an analysis of results of our operations for the years ended December 31, 2009, 2008, and 2007.

Our Net Income declined for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily because of a decline in revenues resulting from the general economic downturn.  The primary cause was a decline in revenues caused by decreased occupancy rates and average daily rates (ADRs) at our hotels.  Due to the significant decline in the national economy, occupancy rates and room rates have decreased at hotels throughout the United States, including the Company’s hotels.  Furthermore, many of the expenses incurred in operating hotels are fixed, thus expenses did not decline commensurate with the decline in revenues.  As a result, Net Income declined for the year ended December 31, 2009, compared to the year ended December 31, 2008.

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

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Revenues

We generated $121.2 million of revenues from continuing operations during the year ended December 31, 2009, compared to $135.1 million during the year ended December 31, 2008, a decrease in total year-to-year revenues of 10.3%.  The decrease was primarily caused by decreasing occupancy rates and ADRs at our hotels.

The key indicators for the Company’s hotel performance for the years ended December 31, 2009 and 2008 are set forth in the following table (includes hotels with continuing and discontinued operations).

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008	Increase/Decrease)
All Company Hotels
RevPAR	$54.12	$66.78	$(12.66)
Average Daily Rate	$87.40	$100.95	$(13.55)
Occupancy Rate	61.92%	66.15%	(4.23)%
Number of Hotels Owned	65	62	3
Number of Guestrooms	6,533	5,854	679

Management attributes the decline in revenues to decreased occupancy rates and average daily rates (ADRs) at our hotels.  Due to the significant decline in the national economy, many business and leisure travelers have cancelled or postponed travel plans.  As a result, occupancy rates at hotels throughout the United States have declined.  Because of the lower occupancy rates, many hotel operators have lowered their room rates in an attempt to be more competitive.  Consequently, we were also forced to lower room rates during the fourth quarter of 2008 and throughout 2009 to remain competitive in our markets.

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

Occupancy and ADR declined at our hotels during the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008 in large part because of the effects of the national recession as described above.  In addition, the Company opened six new hotels during 2009.  New hotels generally open with lower occupancy rates and ADRs, as was the case with the Company’s six new hotels.  Thus, these new hotels caused a further reduction in our portfolio occupancy rates and ADR.  We continue to focus our efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate.  Further, we continue to emphasize marketing at our newer hotels so that they continue to stabilize, despite the challenges caused by the economy.  We anticipate that during 2010, occupancy rates and ADRs will begin to stabilize at our hotels.  For additional information, see Cash Provided by/Used in Operating Activities below.

Hotel Operating Expenses

 Our hotel operating expenses increased as a percentage of revenues, and totaled $119.5 million for the twelve months ended December 31, 2009, which was 98.6% of our total revenues, compared to $113.9 million for the twelve months ended December 31, 2008, which was 84.3% of our total revenues. The largest component of this increase was due to the impairment loss of $6.3 million or 5.2% of total revenue.  This non-cash expense reflects a write-down of the value of certain parcels of land to their fair market value.  In addition, our six new hotels opened during 2009 did not generate revenues sufficient to cover their operating expenses, which further caused an increase in our percentage of operating expenses to revenues.  The remaining increase in the percentage of operating expenses to revenues was caused by the overall decline in revenues at our existing hotels, but a limited corresponding decline in expenses.  Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors.  Many of our expenses are fixed, such as essential hotel staff, real estate taxes, insurance, depreciation, and certain types of franchise fees, and these expenses do not decrease even if the revenues at our hotels decrease.

Due to the decline in revenues, management has re-focused its efforts on operating our hotels efficiently and reducing expenses, but without sacrificing a high-quality guest experience. Despite the efforts to decrease expenses during the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008, because of the significant decline in revenues, the Company generated Net Loss of $15.1 million. Although Net Income declined during the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008, because of the Company’s efforts to reduce expenses, the Company continues to generate positive Net Cash from Operations (as defined below).

The Company generated Net Cash from Operations of ($0.5) million during the twelve months ended December 31, 2009. Net Cash from Operations as defined in the Company’s Operating Agreement is gross cash proceeds from the Company’s operations and disposition of assets, less the portion used to pay the established reserves, debt payments, capital improvements, replacements and contingencies, all as determined by the Company Manager. Management believes this non-GAAP financial measure is significant because many members are highly interested in the Company’s cash flow, which reflects its ability to reinstate distributions to its members including the Priority Return payments.  Management continues to review operational cash flow and debt obligations on a monthly basis.  The amended Fortress loan provisions are anticipated to require the Company to suspend all distribution to members.  The Company will reinstate making Priority Return payments at such time as management determines it is prudent and the Company is no longer subject to loan covenants restricting such payments. Please see the attached Exhibit 99.2 for a reconciliation of Net Cash from Operations to Net Income (Loss).

Depreciation and Amortization

Our depreciation and amortization expense totaled $24.0 million for the year ended December 31, 2009, and $22.3 million for the year ended December 31, 2008.  Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.

Management Expense

We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager.  During the year ended December 31, 2009, we reimbursed The Summit Group $2.9 million related to total revenues, and $2.9 million related to revenues from continuing operations in hotel management and Company Manager expenses, which was 2.4% of total revenues and 2.4% of revenues from continuing operations.  During the year ended December 31, 2008, we reimbursed The Summit Group $4.2 million of total revenues, and $4.0 million related to revenues from continuing operations in hotel management and Company Manager expenses, which was 2.9% of total revenues and 3.0% of revenues from continuing operations.  Additional information concerning reimbursements and payments to The Summit Group is discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.

Repairs and Maintenance

We incurred $6.2 million in repair and maintenance expenses for the year ended December 31, 2009, and $8.0 million in repair and maintenance expenses for the year ended December 31, 2008.  The decrease in repair and maintenance expenses during 2009 is due to the large number of properties remodeled during 2008 compared to 2009, and because several hotels underwent their regular improvements as requested by the franchisors during 2008. During the twelve months ended December 31, 2009, we renovated three hotels with each renovation costing in excess of $500,000.  Of these renovations, two were due to conversion from one franchise system to another, and one was due to franchisor requirements.  During the twelve months ended December 31, 2008, we renovated one hotel which renovation cost less than $500,000, and we renovated 3 hotels with each renovation costing in excess of $500,000.  Of these renovations, one was due to conversion from one franchise system to another, two were related to the renovation of acquired properties and one was due to franchisor requirements.  Management anticipates that repair and maintenance expense will remain stable during 2010 as there are only three hotel renovations scheduled as of March 26, 2010.

Normal maintenance and repair costs are expensed as they are incurred.  Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized.  Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.

Impairment

As a result of the Company’s review of the carrying value of our long-term assets, management deemed that six land parcels were impaired.  Thus, the value was written down to their deemed fair market value.  An impairment loss of $6.3 million was charged to operations in 2009.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Revenues

We generated $135.1 million of revenues from continuing operations during the year ended December 31, 2008, compared to $113.9 million during the year ended December 31, 2007, an increase in total year-to-year revenues of 18.6%.  There are two primary reasons for the increase in revenues from 2007 to 2008.  First, we experienced a significant increase in RevPAR, resulting from a strong increase in ADR despite a decline in occupancy rates.  Second, we acquired 3 hotels, completed construction of 7 hotels, and disposed of 6 hotels during 2007, for an increase of 4 hotels in our portfolio, and an increase of 464 guestrooms.  This is an increase of 8.6% in the number of guestrooms in our portfolio.  The revenues of the hotels acquired and constructed during 2007 continued to stabilize during 2008 as we had the opportunity to improve management at the new hotels prior to the collapse of the national economy.

The key indicators for the Company’s hotel performance for the years ended December 31, 2008 and 2007 are set forth in the following table (includes hotels with continuing and discontinued operations).

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007	Increase/Decrease)
All Company Hotels
RevPAR	$66.78	$64.38	$2.40
Average Daily Rate	$100.95	$96.20	$4.75
Occupancy Rate	66.15%	66.92%	(0.77)%
Number of Hotels Owned	62	64	(2)
Number of Guestrooms	5,854	5,863	(9)

Management attributes the success in increasing ADR and RevPAR at our hotels to several factors.  First, hotel management continued to emphasize direct-sales efforts to improve occupancy rates at our hotels.  Second, the hotels sold during 2007 and 2008 tended to be hotels with sub-par ADR and occupancy rates, compared to the remainder of our portfolio.  The hotels acquired and constructed tend to command higher room rates, even though the occupancy rates continue to stabilize at these hotels.  Third, we made focused efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate.  Our RevPAR increased due to the significant increase in ADR, despite the decrease in portfolio occupancy rates.   The decline in occupancy rates was primarily due to increasing supply in the number of hotel rooms in our markets, because our new properties had not yet stabilized and due to decreases in travel nationwide in the third and fourth quarters of 2008.  For additional information, see Cash Provided by/Used in Operating Activities below.

Hotel Operating Expenses

Our hotel operating expenses totaled $113.9 million for the year ended December 31, 2008, which was 84.3% of our revenues from continuing operations, and $95.6 million for the year ended December 31, 2007, which was 83.9% of our total revenues.  Hotel operating expenses consist primarily of expenses incurred in the day-to-day operation of our hotels such as hotel staff salaries and wages, hotel utility expenses, hotel real estate taxes, and royalty and other fees charged by our franchisors.  The primary reason for the increase in the percentage of operating expenses to revenues was because of depreciation expense related to newly constructed hotels and due to renovations that occurred at several of our hotels during 2008, 2007, and 2006.

Depreciation and Amortization

Our depreciation and amortization expense totaled $22.3 million for the year ended December 31, 2008, and $16.1 million for the year ended December 31, 2007.  Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.

Management Expense

We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager.  During the year ended December 31, 2008, we reimbursed The Summit Group $4.2 million related to total revenues, and $4.0 million related to revenues from continuing operations in hotel management and Company Manager expenses, which was 2.9% of total revenues and 3.0% of revenues from continuing operations.  During the year ended December 31, 2007, we reimbursed The Summit Group $4.1 million of total revenues, and $3.5 million related to revenues from continuing operations in hotel management and Company Manager expenses, which was 3.0% of total revenues and 3.1% of revenues from continuing operations.  Additional information concerning reimbursements and payments to The Summit Group is discussed in Item 13. Certain Relationships and Related Transactions, and Director Independence.

Repairs and Maintenance

We incurred $8.0 million in repair and maintenance expenses for the year ended December 31, 2008, and $10.4 million in repair and maintenance expenses for the year ended December 31, 2007.  The decrease in repair and maintenance expenses during 2008 is due to the large number of properties remodeled during 2007 compared to 2008, and because several hotels underwent their regular improvements as requested by the franchisors during 2007. During the twelve months ended December 31, 2008, we renovated 1 hotel which renovation cost less than $500,000, and we renovated 3 hotels with each renovation costing in excess of $500,000.  Of these renovations, 1 was due to conversion from one franchise system to another, 2 were related to the renovation of acquired properties and 1 was due to franchisor requirements.  During the twelve months ended December 31, 2007, we renovated 2 hotels with each renovation costing less than $500,000, and we renovated 9 hotels with each renovation costing in excess of $500,000.  Of these renovations, 2 were due to conversion from one franchise system to another, 1 was due to renovations of acquired properties and 8 were due to franchisor requirements.

Normal maintenance and repair costs are expensed as they are incurred.  Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized.  Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.

Liquidity and Capital Resources

Cash Provided by/Used in Operating Activities

Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members.  We anticipate that cash flow from operations will be sufficient to fund these operational expenses, and debt service.  Based upon the negotiated terms of a loan extension with Fortress Credit Corp., we anticipate reserving all excess cash for the purpose of paying down our debt.  We maintain a cash reserve to fund anticipated and unanticipated shortfalls in liquidity.  The cash reserve balance is reviewed and adjusted on a monthly basis to reflect anticipated decreases in revenues resulting from seasonal fluctuations, declines in revenues resulting from significant events affecting the projected industry revenues, and planned major capital expenditures.  Our line of credit that has been used to fund acquisition, construction or working capital needs does not have additional funds available at this time.

We generated $9.2 million, $26.8 million and $25.9 million in cash from operating activities during the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively.  This cash generated from operations was used primarily to provide distributions to the members of $12.3 million, $26.7 million and $24.8 million during the years ended December 31, 2009, 2008 and 2007, respectively.

We have historically made monthly Priority Return distributions to Class A and Class A-1 members.  In addition, prior to 2009 during April, July and October, we have distributed excess cash resulting from hotel operations to Class A, Class A-1, Class B and Class C members.  During the years ended December 31, 2009, 2008, and 2007, the Company’s average monthly Priority Return distribution was $1,022,589, $900,737, and $900,737, respectively.  During the years ended December 31, 2009, 2008, and 2007, the Company’s average monthly distribution of excess cash was $0, $1,324,500, and $1,169,250, respectively.   Effective January 1, 2010, the members’ Priority Return payments were reduced to 25% of the regular amount, and as of March 31, 2010, the payments were suspended.  The unpaid Priority Returns continue to accrue and will be paid at such time as is permitted by the Company’s lenders and sufficient cash is available.

Many economists have reported that the United States is in a severe recession. During the third and fourth quarters of 2008 and throughout 2009, many individuals and families cancelled or postponed leisure travel plans.  Furthermore, corporations and businesses throughout the United States eliminated or significantly restricted travel budgets.  As a result, occupancy rates fell in hotels across the country.  In addition, luxury hotels have drastically reduced their room rates, thus competing with mid-scale hotels.  Hotels in large metropolitan areas appear to have suffered the most significant effects of the financial crisis.  Hotels in mid-sized and smaller markets have also experienced declining revenues, but to a lesser degree than in major metropolitan areas.

The Company experienced declining occupancy rates in 2008 due to over-building of hotels in many markets.  The decline in occupancy rates intensified during the third and fourth quarters as the nationwide recession worsened.  During 2009, our hotel occupancy rates continued to decline as the recession worsened.  Furthermore, we have been forced to reduce room rates at many of our hotels in order to remain competitive.  Our hotels located in major metropolitan areas (including Bellevue, Washington, Dallas, Texas, Phoenix, Arizona) have experienced the most significant declines in occupancy rates and ADR.  Our hotels located in mid-sized and smaller markets have experienced smaller declines in occupancy rates and ADR.  Thus, our diversity across various markets has helped to lessen the impact of the recession on our portfolio.

In addition, due to our rapid pace of construction and acquisition of new hotels beginning in 2007 continuing through 2009, the total amount of our debt increased quickly.  Because these new hotels recently opened, however, they are not yet generating sufficient cash to fund their operations and debt payments.  The stabilization period for our new hotels has been significantly longer than was originally projected because of the severe nationwide downturn in the hotel industry.  As construction has been completed on all of our new hotels, the construction loans have begun amortizing.  Consequently, the Company’s monthly requirements for principal and interest payments have increased.

In order to combat the effects of the recession and over-building in many markets, we continue to focus on remaining highly competitive within our markets, and engaging in the direct sales process.  Furthermore, our hotels have intensified efforts to provide a quality guest-experience, but with reduced expenses.  Hotel staffs have been reduced, primarily through attrition.  Expenses are very closely monitored and controlled, but with a focus on not reducing guest satisfaction.  As a result of these efforts, management expects that our revenues and expenses will stabilize in 2010.  Therefore, for the foreseeable future, management anticipates that we will have sufficient resources to fund hotel operating expenses, make all debt service payments, and make capital improvements.

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

Proceeds received from the disposition of hotels are generally reinvested and used to finance additional hotel property purchases or construction of new hotels.  During the year ended December 31, 2009, we received $0.2 million of cash from the disposition of hotels and related assets which was reinvested into construction costs.  During the year ended December 31, 2008, we received $23.6 million of cash from the disposition of hotels and related assets which was used primarily to pay down debt and was reinvested into purchases of land and new furniture or equipment.  During the year ended December 31, 2007, we received $35.6 million of cash from the disposition of hotels and related assets which was used primarily to pay down debt and was reinvested into purchases of land, construction costs, and new furniture or equipment.

Certain of our borrowing arrangements require that we maintain cash reserves for payment of property taxes, insurance and maintenance expenses of our hotels.  These restricted funds are for use only at the hotels financed by the respective lender requiring the reserve. As of December 31, 2009, $2.1 million of cash reflected on our balance sheet was classified as restricted, and was not available for other operating purposes.  As of December 31, 2008, $4.2 million of cash reflected on our balance sheet was classified as restricted, and was not available for other operating purposes.  The decline in cash reserves was primarily caused by the refinance of the loans on the Scottsdale, Arizona hotels, resulting in restricted funds being released by the prior lender.  For additional information concerning cash reserves, please see Item 8. Financial Statements and Supplementary Data – Note 9 to Consolidated Financial Statements.

Due to the economic recession and decline in the hotel industry that occurred during 2008 and 2009, as well as the increasing difficulty in obtaining financing for hotel projects, the Company has sought reduce its exposure to costs, expenses and financing requirements related to construction and development activities. Thus, during 2009 the Company did not acquire additional parcels of land for development.  In addition, the Company stopped construction in progress on one hotel located in Houston, Texas.  The Company did not start any new hotel construction during 2009, although we did complete six construction projects that had started during 2008. For additional information, see Construction and Development Requirements below.

Cash Provided by/Used in Financing Activities

Proceeds from the issuance of long-term debt and Notes Payable generated $5.1 million in 2009, $23.3 million in 2008, and $8.9 million in 2007.  The Company also received proceeds from equity contributions of $15.1 million, $5.6 million, and $0 during 2009, 2008, and 2007, respectively.  These funds were primarily used to fund new hotel construction during 2009 and 2008, and the purchase furniture and equipment during 2007.

In October 2008, we began a private equity offering.  As of December 31, 2009, we received and accepted subscriptions from 380 holders with gross proceeds of $30.5 million (net proceeds of $27.7 million).  These proceeds were used to finance hotel construction projects started in 2008 and pay down debt related to land and hotel acquisitions.

Additional information concerning this offering is discussed in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Additional Information Concerning Sources and Uses of Cash

Major capital improvements on existing hotels and the acquisition or construction of new hotels is funded primarily through financing of hotels with commercial lenders and equity contributions.  At this time, the Company does not anticipate acquiring, or starting construction of any new hotels until such time as the United States economy strengthens and debt and equity financing are in place. The Company did not acquire any hotels and did not start any new hotel construction projects during 2009.  As of March 26, 2010, the Company does not have any hotels under contract for purchase and no new hotel construction is yet scheduled for 2010.

We acquired a considerable number of land and hotel properties during the 2007 and 2008, but no land or hotels were acquired during 2009.  The total cost of land and hotel properties acquired that have been financed directly through issuance of debt was  $16.4 million in 2008 and $42.3 million in 2007.  During 2009, we finalized projects on which construction had already started.  As of March 26, 2010, the Company does not have new hotels under construction.  The total cost of construction that was financed directly through issuance of debt was $51.1 million in 2009, $38.8 million in 2008, and $78.8 million in 2007.  These projects have been funded through several bank loans, including:

•
A loan with Fortress Credit Corp. for the purpose of financing our equity requirements for the acquisition, development and construction of real estate and hotel properties. This loan has matured and Fortress and the Company are in the process of finalizing documents to refinance the loan.  As of March 4, 2010, the outstanding balance of the loan was $84.8 million.  The loan carries a variable interest rate of 30-day LIBOR plus 875 basis points, of which LIBOR plus 575 basis points is paid current, and the remainder accrues until maturity.  The parties are negotiating a twelve-month maturity date extension, with an additional six-month extension possible based upon compliance with certain covenants.  The loan is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries.  For additional information concerning the Fortress loan, see Recent Developments below.

•
We have a $28.2 million line of credit with First National Bank of Omaha for the purpose of temporarily funding acquisitions and construction of new hotels (“Acquisition Line of Credit”).  The Acquisition Line of Credit carries an interest rate at 90-day LIBOR plus 4.0%, with a floor of 5.5%. The borrowings under the Acquisition Line of Credit are repaid as permanent financing and equity sources for such acquisitions are secured.  Two hotels are currently financed by the Acquisition Line.  The outstanding balance on the Acquisition Line of Credit as of December 31, 2009 was $21.5 million and $12.3 million on December 31, 2008.  The $28.2 million available under the Acquisition Line is roughly equivalent to the principal balance outstanding plus amounts outstanding under letters of credit issued by First National Bank of Omaha.  As a result, we will need to refinance or otherwise pay down the principal balance on the Acquisition Line of Credit prior to being able to access the Line for additional funds. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00, and may not incur more than $450 million in debt without lender approval.  The Acquisition Line of Credit matures on June 24, 2010.  We anticipate extending the maturity date prior to June 24, 2010.

•
In addition, we have a $35 million credit pool with First National Bank of Omaha for the permanent financing of hotels.  We will be unable to finance additional hotels from the credit pool until we have refinanced or otherwise paid down loans currently financed under the credit pool. Each loan from the credit pool is classified as either a Pool One loan or a Pool Two loan.  Loans from Pool One pay interest only for a maximum of two years, and carry an interest rate of 90 -day LIBOR plus 4.0%, with a floor of 5.5%.  Loans from Pool Two are for a term of five years, and principal and interest payments are based upon a twenty-year amortization schedule.  The Pool Two loans carry an interest rate of 90-day LIBOR plus 4.0%, with a floor of 5.25%.  The outstanding balance on the Credit Pool as of December 31, 2009 was $36.5 million and $44.3 million on December 31, 2008.  We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00, and may not incur more than $450 million in debt without lender approval.

•
On June 29, 2009, the Company entered into a loan with Bank of the Ozarks to fund the land acquisition and construction of the Hyatt Place hotel located in Portland, OR.  The loan is in the amount of $7.4 million, but based on the hotel’s performance, the Company has the opportunity to increase the loan amount to $10.8 million.  The loan carries a variable interest rate of the three-month LIBOR plus 400 basis points, with a floor of 6.75%.  The loan matures in June 2012, with two one-year extensions available.  The outstanding balance as of December 31, 2009 was approximately $5.8 million.

•
On February 29, 2008, the Company entered into a loan with General Electric Capital Corporation in the amount of $11.4 million to fund the land acquisition and hotel construction located in San Antonio, TX.  The loan carries a variable interest rate of LIBOR plus 255 basis points, and matures in May 2014.  The outstanding balance as of December 31, 2009 was $11.4 million.

•
On October 3, 2008, the Company entered into a loan with Bank of the Cascades in the amount of $13.27 million to fund the land acquisition and construction of the Residence Inn hotel located in Portland, OR.  The loan carries a variable interest rate of the Bank of the Cascades prime rate, with a floor of 6%, and matures in September 2011, with a one-year extension available.  The outstanding balance as of December 31, 2009 was $12.4 million.

•
On September 17, 2008, the Company entered into a loan with Compass Bank in the amount of $19.3 million to fund the construction of a Courtyard by Marriott hotel located in Flagstaff, Arizona.  The loan carried a variable rate of the prime rate minus 25 basis points, and matures in May 2018.  The outstanding principal balance as of December 31, 2009 was $15.7 million.

•
In 2005, we obtained a note payable with MetaBank providing the Company with short-term construction financing for our Boise, Idaho Cambria Suites in the amount of $8.45 million.  On March 10, 2009, this note was refinanced into a permanent loan in the principal amount of $7.45 million and with a maturity date of April 1, 2012.  Interest on unpaid principal is payable monthly at a rate equal to the Prime rate, with a floor of 5%.  The amount outstanding on this note was $7.45 million on December 31, 2009.

•
On October 1, 2008, the Company entered into a loan with BNC National Bank in the amount of $6.5 million to fund the construction of a Holiday Inn Express Hotel & Suites located in Twin Falls, Idaho.  The loan carried a variable rate of the Prime rate minus 25 basis points, and matures on April 1, 2016.  The outstanding principal balance as of December 31, 2009 was $5.8 million.

•
On December 9, 2009, the Company entered into two loans with National Western Life Insurance Company in the amount of $5.35 million to refinance the debt on the Springhill Suites, and in the amount of $8.65 million to refinance the debt on the Courtyard by Marriott, both located in Scottsdale, Arizona.  The loans carry a fixed rate of interest at 8%, and they mature on January 1, 2015, with one ten-year extension available.  The outstanding principal balances as of December 31, 2009 were $5.35 million and $8.65 million.

We have also obtained financing with regional banks, or in connection with a hotel acquisition have assumed the financing, for several of our hotels.  As of December 31, 2009, 49.18% of our long-term debt on the hotels carried a fixed interest rate.  Certain of these loans may contain provisions requiring maintenance of specific leverage ratios or replacement reserves.

We have $134.4 million in outstanding debt maturing during 2010, which does not include amounts outstanding on our lines of credit.  Of this, $83.5 million was due as of December 31, 2009 on the Fortress Credit Corp. (“Fortress”) loan which matured March 5, 2010.  The Company and Fortress have reached agreement concerning the major terms for an extension of the maturity date.  As a result, Fortress granted a forbearance to the Company until April 5, 2010 so that the Company and Fortress have sufficient time to finalize negotiations of the extension documents.  A portion of the available funds under the Fortress loan were advanced to pay interest payments on the loan.  Thus, the Company did not pay interest on the Fortress from cash flow.  It is anticipated that the interest rate on the Fortress loan will increase to 30-day LIBOR plus 875 basis points, with LIBOR plus 575 basis points being paid current, and the remainder accruing until maturity.  There is also a LIBOR floor of 2.0%.  Thus, the Company anticipates making an additional $6.5 million in annual interest payments beginning March 5, 2010.

In addition to the Fortress loan, the Company has $50.9 million of loans with other lenders maturing during 2010.  Credit is increasingly difficult to obtain for hotel projects.  The Company anticipates that the maturing loans will be refinanced by the lenders who currently hold the loans, although the terms of the refinanced loans may be somewhat more onerous than exist in the current loans.  The Company has not yet identified replacement lenders for any of these maturing loans and has not yet received commitments from the existing lenders to refinance these loans, however, the Company continues to make all required debt payments on all of its debt.  Thus, we believe these loans have a good possibility of being refinanced by the existing lenders.  We also anticipate that we will generate funds from operations or from asset sales which may be used to pay down loans that cannot be refinanced. However, financing is increasingly difficult to obtain and there is no assurance that we will be able to refinance our indebtedness as it becomes due, and if we are able to secure financing, that it will be on favorable terms.

We cannot provide assurance that our business will continue to generate cash flow sufficient to service our debt payments.  If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to sell assets at below-market values, reduce capital expenditures, or seek to obtain additional financing.  Our ability to make scheduled principal payments, and to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions affecting the hotel industry and to general economic, financial, competitive, and other factors beyond our control.

Due to our significant reliance on financing for the acquisition and construction of hotels, changes in interest rates and underwriting parameters may affect our ability to acquire or build hotels which meet our investment objectives.  As a result of the current conditions in the banking industry and general economy, many lenders are not offering new commercial loans, or if they do offer such loans, the terms and conditions are restrictive.  We have experienced increasing difficulties obtaining financing for our hotels, particularly construction financing, on reasonable terms and conditions.  Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at terms similar to those on credit facilities currently financing our hotels.  As of December 31, 2009, approximately 50.82% of our long-term indebtedness carried variable interest rates which increase or decrease with general interest rates changes.

Construction and Development Requirements

We have several parcels of land that are held for future development and construction, or sale.  The properties under construction and held for development as of December 31, 2009 are described in the table below:

				Acquisition	Opening
Location	# Rooms(2)	Franchise(2)	Status	Date	Date (1)
Houston, TX	118	Springhill Suites	Future Construction	2/15/07	TBD
El Paso, TX	101	Hampton Inn & Suites	Future Construction	7/16/07	TBD
El Paso, TX	121	Courtyard by Marriott	Future Construction	7/16/07	TBD
Boise, ID	120	Holiday Inn Express &Suites	Future Construction	10/1/04	TBD
Twin Falls, ID	116	Courtyard by Marriott	Future Construction	12/9/08	TBD
Spokane, WA	105	Courtyard by Marriott	Future Construction	7/31/08	TBD
Spokane, WA	108	Springhill Suites	Future Construction	7/31/08	TBD

(1)
Construction will not begin on any hotel until debt and equity financing are in place and management has determined that market conditions are appropriate.  Thus, no hotels are scheduled for construction as of March 26, 2010.

(2)	Number of units and franchise indicate our plans as of March 26, 2010, which are subject to change.

The hotels to be constructed are expected to be financed through future loans from commercial lenders, proceeds received from the sale of a hotel, or equity contributions.

Recent Developments

The Company and Fortress Credit Corp. (“Fortress”) have agreed to the material terms of an extension of the Company’s loan with Fortress (“Fortress Loan”).  In March 2007 the Company entered into the Fortress Loan, in the amount of $99.7 million and with a maturity date of March 5, 2010.  To permit the parties to finalize definitive documentation for the extension, on March 4, 2010 Fortress agreed to forbear from declaring a default or otherwise enforcing its rights under the Fortress Loan until April 5, 2010.  The loan extension is anticipated to be for a period of one (1) year, with an option for an additional six (6) month extension contingent on meeting certain requirements.  Furthermore, the interest rate will be 30-day LIBOR plus 8.75%, subject to a LIBOR floor of 2.0%.  LIBOR plus 5.75% will be paid current, and the remainder will be accrued until maturity.

As a condition of the Fortress Loan extension, the Company agreed that all cash generated by the Company and not required for payment of hotel operational expenses, principal and interest payments on the Company’s loans, capital expenditures, and other expenses related to owning and operating the Company, will be reserved and used to pay down Company debts.  Additional anticipated covenants of the refinanced loan include, but are not limited to: covenants limiting the Company’s ability to sell or refinance assets, incur debt or obtain equity without Fortress’s prior approval; restrictions on distributions to members; granting first mortgages to Fortress on all unencumbered land and one hotel property, as well as a second mortgage on one encumbered hotel property; and a requirement that the Company maintain a 1.10:1.00 debt service coverage ratio through March 5, 2011, and a 1.15:1.00 debt service coverage ratio after March 5, 2011 through final maturity of the loan.  As the definitive documents are not yet finalized, additional restrictive terms and conditions may be required.

Acquisitions and Dispositions

Since December 31, 2009, we have not entered into any contracts to acquire to sell development land or hotels.

Contractual Obligations

We had the following contractual obligations outstanding as of December 31, 2009 (in millions):
		Due In
		Less Than	Due In	Due In	Due After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt (1)	$439.9	$146.2	$188.7	$66.4	$38.6
Operating lease obligations	$8.2	$0.2	$0.5	$0.5	$7.0
Other (2)	$21.5	$21.5	$0.0	$0.0	$0.0
Total	$469.6	$167.9	$189.2	$66.9	$45.6

(1)
Obligations include interest payment obligations which are reasonably calculable.  Such amounts assume that interest payments are made when due and such loans are not prepaid. Interest payment obligations on long-term debt carrying variable interest rates are not included as management is not reasonably able to calculate such amounts.  For additional information concerning our variable interest rate debt, see Item 8.  Financial Statements and Supplementary Data – Note 11 to Consolidated Financial Statements.

(2)
The line of credit at First National Bank of Omaha had an outstanding balance of $21.5 million as of December 31, 2009.  This line of credit matures June 24, 2010.  See Item 8.  Financial Statements and Supplementary Data – Note 11 to Consolidated Financial Statements.

As of December 31, 2009, the Company does not have any material outstanding construction contracts.  Construction will not begin on any new properties until such time as construction financing and equity are in place and management has determined that market conditions are appropriate.

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

As of December 31, 2009, 49.18% of our debt carried fixed interest rates, and 50.82% carried variable interest rates.  As of December 31, 2009, our fixed interest rate debt totaled $209.6 million.  Our variable interest rate debt totaled $216.6 million as of December 31, 2009, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit.

As of December 31, 2008, a total of $213.9 million of our debt, or 54.8%, carried fixed interest rates.  As of December 31, 2008, a total of $176.2 million of our debt, or 45.2%, carried variable interest rates, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit.

As the hotels that were recently constructed mature, we endeavor work to refinance these hotels with permanent loans.  To the extent the Company is able to obtain fixed-rate financing with reasonable terms, the permanent financing will be fixed-rate loans.

As our debts mature, the financing arrangements which carry fixed interest rates will become subject to interest rate risk.  In addition, as variable rate loans mature, many lenders are imposing floor interest rates because of the low interest rates experienced during the past few years.  Approximately $134.4 million of the Company’s long-term debt will come due during 2010, which includes amortizing principal paid in regular monthly payments.  Of the $134.4 million, approximately $83.5 million is the Fortress loan, for which interest payments were previously paid by increasing the principal balance of the loan, and not by paying interest through Company cash flow.  The refinanced loan is anticipated to carry an interest rate of 30-day LIBOR plus 875 basis points, with LIBOR plus 575 basis points being paid current, and the remainder at maturity.  There will also be a 2.0% LIBOR floor.  Consequently, the Company anticipates that its annual, out-of-pocket interest payments to Fortress will increase by approximately $6.5 million.  Of the other loans that are maturing, approximately $1.7 million carries a fixed interest rate, and $41.8 million carry variable interest rates.  Assuming a one percent (1.0%) increase in the interest rates on both the fixed interest rate loan and the variable rate loans, we anticipate a total increase of $435,000 in annual interest costs, in addition to the increase in interest to be paid under the Fortress loan. Additional information concerning our fixed- and variable-rate debt is included in Item 8.  Financial Statements and Supplementary Data – Note 11 to Consolidated Financial Statements.

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

During 2008, GH&B entered into an agreement with Eide Bailly, LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of GH&B and certain of the professional staff and shareholders of GH&B joined Eide Bailly either as employees or partners of Eide Bailly and continue to practice as members of Eide Bailly.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting, based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2009, is effective.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and acquisitions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company's financial statements.

Management has engaged Eide Bailly LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, to attest to the Company’s internal control over financial reporting. Its report is included in Item 8. Financial Statements and Supplementary Data.

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

As of March 26, 2010, there is one vacant position on the Board of Managers.  This position will be filled by The Summit Group, Inc., the Class C Member, in accordance with the provisions of the Third Amended and Restated Operating Agreement.

The following sets forth certain information concerning each of our Managers and Executive Officers.

Name	Age	Position
Kerry W. Boekelheide	56	Chief Executive Officer, Manager
Daniel P. Hansen	41	Chief Financial Officer, Manager
Craig J. Aniszewski	47	Manager
Robert G. Pulver	61	Manager
David A. Timpe	62	Manager
Tyler Stowater	48	Manager

Manager Qualifications

As described in our Third Amended and Restated Operating Agreement, with one exception, all of our managers are appointed by the Class C Member, The Summit Group, Inc.  This helps to ensure that our Mangers have experience and expertise in the hotel industry, or in other fields which are deemed relevant and important by our Class C Member.  With the exception of the “Independent Manager,” neither the Company’s members nor its Board of Managers has any direct role in the nomination of the candidates or election of our Managers.  Therefore, the following Manager biographies include a discussion of the specific experience, qualifications, attributes or skills of the Managers, but do not include a statement concerning management’s assessment of such experience, qualifications, attributes or skills.  The following does not apply to the “Independent Manager,” Robert Pulver, and his biographical information does include an assessment of his experience and qualifications.

Kerry W. Boekelheide.

Kerry W. Boekelheide, age 56, has been a Manager of the Company since January 2004.  He is an appointee of the Class C Member, and his term is from the time of appointment until removal or resignation.  Mr. Boekelheide is also a member of the Compensation Committee.  He has been the Chief Executive Officer of the Company since April 24, 2006.  Mr. Boekelheide is the sole owner of The Summit Group, Inc., and is currently its sole director.  The Summit Group, Inc. was formed by Mr. Boekelheide and a partner in 1991.  Mr. Boekelheide bought out his partner in 2001.  The Summit Group, Inc. is an affiliate of the Company, and prior to the formation of the Company, developed and managed numerous hotels.  From 1980 through 1991, Mr. Boekelheide served in management and executive officer positions with several hotel development and management companies.

Daniel P. Hansen.

Daniel Hansen, age 41, has been a Manager of the Company since October 2005.  He is an appointee of the Class C Member, and his term is from the time of appointment until removal or resignation.  Mr. Hansen was appointed as the Chief Financial Officer of the Company on March 4, 2008.  He joined The Summit Group, Inc., in 2003 as Vice President of Investor Relations, and became the Executive Vice President and Chief Development Officer for The Summit Group, Inc., in 2007.  In these positions, his primary responsibilities included oversight of investor relations, oversight and coordination of site acquisition, development and construction activities, and general officer oversight responsibilities such as strategic planning for the Company and development and maintenance of franchisor relationships. From 1992 to 2003, Mr. Hansen was a Vice-President and Regional Sales Manager for Merrill Lynch in the Texas Mid South Region which included Texas, Louisiana, Arkansas and Oklahoma. His responsibilities included marketing, training, and client acquisition.

Craig J. Aniszewski.

Craig Aniszewski, age 47, has been a Manager of the Company since January 2004. He is an appointee of the Class C Member, and his term is from the time of appointment until removal or resignation.  Mr. Aniszewski joined The Summit Group, Inc., in 1997, as the Vice President of Operations and Development.  He became the Executive Vice President and Chief Operating Officer of The Summit Group, Inc. in 2007.  His primary responsibility is overseeing the operations of the Company’s hotels. Prior to joining The Summit Group, Mr. Aniszewski worked for Marriott International for thirteen years in several hotel operations management positions.

Robert G. Pulver.

Robert G. Pulver, age 61, has been a Manager of the Company since July 2004 and is an Independent Manager appointed by the Managers.  He serves a one-year term.  Mr. Pulver is also a member of the Compensation Committee. He has been the President and Chief Executive Officer of All-State Industries, Inc. since 1974.  All-State Industries manufactures rubber products.  Mr. Pulver is a Director of West Bancorporation, Inc. [WTBA], a public bank holding company and West Des Moines State Bank.  He is a member of the Board of Directors of Blank Children’s Hospital.   Our Board of Managers believes that Mr. Pulver’s extensive experience in owning and operating a business, his banking knowledge, and his experience as a public company director give him the qualifications and skills to serve as a Manager.

David A. Timpe

Mr. Timpe, age 62, has been a Manager of the Company since October 2008 and is an Independent Manager appointed by the Class C Member.  Mr. Timpe serves a one-year term.  He is also the Chairperson of the Company’s Audit Committee.  Mr. Timpe is a Certified Public Accountant and is a Fellow of the Healthcare Financial Management Association.  He was a partner with Eide Bailly, LLP, a public accounting firm, and retired from the firm on May 1, 2007.  Mr. Timpe worked for Eide Bailly, LLP and its predecessors for 37 years, and focused primarily on compliance services (audits, cost reports and non-profit tax) for healthcare industry clients.  In March 2010, Mr. Timpe was appointed to the Board of Directors of Granite City Food & Brewery [GCFB], a public food and brewery restaurant chain.

Tyler Stowater

Tyler Stowater, age 48, was appointed as a Manager of the Company in July 2009.  He is an Investor Representative, appointed by the Class C Member and serves a one year term.  Mr. Stowater is also a member of the Audit Committee. Mr. Stowater is a Member and Vice President of Bluestem Capital Company, LLC (“Bluestem”).  Mr. Stowater joined Bluestem in 2000 to oversee portfolio management, with responsibilities including evaluation of prospective companies, structuring, negotiating and performing due diligence for various investments made by Bluestem and its affiliates.  Mr. Stowater serves as a director or manager for a number of private companies in which Bluestem has made one or more investments.

Of the Company’s Managers, Mr. Timpe and Mr. Pulver are considered “independent” as defined by federal securities laws and by the New York Stock Exchange corporate governance standards.

Holders of Class A, Class A-1 and Class B Membership Interests have no right to nominate or vote for the Managers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and managers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Our officers and managers and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our executive officers, managers and greater than ten percent beneficial owners were satisfied, with the exception that David A. Timpe, a Manager of the Company, filed one Form 4 report late.

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

Compensation Committee

The Compensation Committee is comprised of a designee appointed by Tyler Stowater, the Investor Representative on the Board, and a representative appointed by The Summit Group.   Robert Pulver was designated by Paul Schock, the Investor Representative who resigned from the Board of Managers during July 2009.  Mr. Pulver has been retained as the designee of the Investor Representative. Kerry W. Boekelheide has been appointed by The Summit Group.

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

The Audit Committee is currently comprised of Managers David Timpe and Tyler Stowater.  The Board of Managers has determined that Mr. Timpe is an Audit Committee financial expert, as defined by federal securities laws, and is considered “independent” as defined by federal securities laws and the New York Stock Exchange corporate governance standards.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Committee Report

Our executive officers and employee-Managers receive no salary or bonus directly from the Company.  Their compensation is paid by The Summit Group, Inc. and a portion is reimbursed by us through the management fee, as further described in Item 13. Certain Relationships and Related Transactions, and Director Independence.  Our equity compensation program is administered under the direction of the Compensation Committee of our Board of Managers. The current members of the Compensation Committee are Kerry W. Boekelheide and Robert Pulver.

The undersigned members of the Compensation Committee of the Board of Managers of Summit Hotel Properties, LLC submit this report as follows:

The Compensation Committee is responsible for establishing and reviewing equity incentive compensation programs for our executive officers.  To date, however, the Company does not offer any long-term compensation programs.  No options to purchase membership interests are held by any party.  There are no contracts, agreements, plans or arrangements that provide for payment to any officer in connection with any termination or change in any officer’s responsibilities, or upon change in control of the Company.  At this time, we do not anticipate issuing equity-based compensation to any executive officers or employees but reserve the right to do so based upon the recommendation of the Compensation Committee.

As there is no compensation program, no plans, no awards, no pension benefits, and no deferred compensation for any employees or officers, no Compensation Discussion and Analysis has been prepared by the Company or reviewed by the Compensation Committee, and no compensation tables have been prepared, except for the Manager Compensation Table set forth below.

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

Mr. Boekelheide is the Chief Executive Officer of the Company.  Furthermore, he is the Chairman of the Board of Directors and sole shareholder of The Summit Group, Inc.  Mr. Boekelheide is also a Class A Member of the Company.  In addition, Mr. Boekelheide is the President and principal of Summit Capital Partners, LLC, which acts as a broker-dealer for the Company’s securities offerings.  These relationships and compensation, distributions or other payments received during 2009 as a result of such relationships is disclosed in Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None of our executive officers serves as a director of, or a member of the compensation committee of, any entity that has one or more of its executive officers serving as a member of our Board of Managers or Compensation Committee.

Compensation of Managers

Members of the Board of Managers who are also employees of the Company or The Summit Group do not receive any compensation for their service as Managers.  No Managers receive perquisites or other personal benefits from the Company.  The Board of Managers determined that, for the year 2010, the usual $20,000 annual fee paid to non-employee Managers would be reduced by 10%.

The following table sets forth the total compensation paid or earned by each of our Mangers for the fiscal year ended December 31, 2009:

Total Fees Earned
Name	or Paid in Cash
Kerry W. Boekelheide	$0
Daniel P. Hansen	$0
Craig J. Aniszewski	$0
Robert G. Pulver	$20,000
David A. Timpe	$20,000
Tyler Stowater(1)	$10,000

(1)          Mr. Stowater was appointed to the Board on July 28, 2009, and thus received one-half of the Manager fee for 2009.  Pursuant to his agreement with Bluestem Capital Company, LLC (“Bluestem”), Mr. Stowater does not personally retain manager or director fees from any company in which Bluestem invests.  Such fees are assigned by Mr. Stowater to Bluestem.

Employment Contracts

The Company does not have employment contracts with its executive officers, as the individuals who perform the functions of executive officers are employees of The Summit Group.

Compensation Policies and Practices Relating to Company’s Risk Management

As discussed above, our Executive Officers are not compensated by the Company.  The only employees of the Company are the employees who work on a day-to-day basis in the Company’s hotels.  These Company employees include the hotel general managers, front desk clerks, housekeepers and other hotel staff.  All of our management and centralized functions, including hotel regional managers, accounting, legal, human resources and similar functions are provided by our Company Manager, The Summit Group, Inc.  Thus, the management and centralized-function employees are not employees of the Company.

The general managers and sales managers at our hotels are eligible for bonus compensation, based upon meeting certain goals concerning the individual hotel’s profitability and sales.  Accordingly, there is no bonus plan that is tied to Company-wide performance and, therefore, none of the Company’s bonus arrangements create incentives for general managers and sales managers to subject the Company to systemic risk.  In addition, since bonuses are tied to profitability, there is no incentive to engage in behavior that, for example, is designed to build revenues growth without regard to profitability.  Therefore, we do not believe that our compensation policies and practices for our employees create risks that are reasonably likely to have a material adverse effect on the Company or our investors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There are no outstanding options, warrants or rights to purchase any class of Company security, and no securities are available for issuance under equity compensation plans.

The following table sets forth information with respect to the beneficial ownership of the Company’s Membership Interests, as of December 31, 2009, by:

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

Certain Beneficial Owners

Name and Address	Percent of
of Beneficial Owner	Class (1)
Class A Interests
Bellevue Partners, L.L.C.	5.36	%(2)
122 S. Phillips Avenue, Suite 300
Sioux Falls, SD 57104

Steven T. Kirby	17.01	%(3)
122 S. Phillips Avenue, Suite 300
Sioux Falls, SD 57104

Bluestem Capital Company	15.40	%(4)
122 S. Phillips Avenue, Suite 300
Sioux Falls, SD 57104

Class A-1 Interests
Bluestem Capital Company	11.86	%(5)
122 S. Phillips Avenue, Suite 300
Sioux Falls, SD 57104

Class C Interests
The Summit Group, Inc.	100.00	%(6)
2701 S. Minnesota Ave., Ste. 6
Sioux Falls, SD 57105

Managers and Executive Officers of the Company

Name	Percent of
of Beneficial Owner	Class (1)
Class A Interests
Kerry W. Boekelheide	8.38	%(7)
Tyler Stowater	0.60	%(8)
Robert G. Pulver	0.14%
All Executive Officers and Managers as a Group (3 persons)	9.12%
Class A-1 Interests
David A. Timpe	0.10%
Tyler Stowater	1.22	% (9)
All Executive Officers and Mangers as a Group (2 persons)	1.32%
Class B Interests
Craig J. Aniszewski	1.05%
Kerry W. Boekelheide	62.63	%(10)
All Executive Officers and Managers as a Group (2 persons)	63.68%

Class C Interests
The Summit Group, Inc.	100.00	%(6)
All Executive Officers and Managers as a Group (1 person)	100.00%

(1)	The Company’s membership interests are presented as percentages of ownership, rather than in shares or units.
(2)	Steven T. Kirby holds sole voting and investment control over Bellevue Partners, LLC.
(3)
Steven T. Kirby may be deemed to be the beneficial owner of Class A interests, including 10.04% of the Class A Interests held by Bluestem Capital Company, L.L.C., in addition to the 5.36% of Class A Interests held by Bellevue Partners, L.L.C., because of his sole voting and investment control over that entity.   Mr. Kirby disclaims beneficial ownership of these securities except to the extent of his respective pecuniary interest therein.  Voting and investment power for those securities beneficially held by Bluestem Capital Company, LLC is as described in footnote (4).  Mr. Kirby holds sole voting and investment power for the remaining 1.6% securities beneficially held.

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

(5)
Bluestem Capital Company may be deemed to be the beneficial owner of Class A-1 interests including:  6.44% held by Bluestem Growth & Income Fund II, LLC, 4.20% held by Bluestem Select Opportunities Fund, LLC, and 1.22% held by Bluestem Capital Investments, LLC. Bluestem Capital Company, LLC disclaims beneficial ownership of these securities except to the extent of its respective pecuniary interest therein.  Steven T. Kirby holds sole voting and investment power over securities held by Bluestem Growth & Income Fund II, LLC and Bluestem Select Opportunities Fund, LLC.  Mr. Kirby shares voting and investment power over Bluestem Capital Investments, LLC with Tyler Stowater and Sandy Horst.

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

(8)
Tyler Stowater may be deemed the beneficial owner of Class A membership interests, including 0.6% held by Carrier Pasta, LLC. Mr. Stowater shares voting and investment power over Carrier Pasta, LLC with Steven T. Kirby and John Dennis.  Mr. Stowater disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(9)
Tyler Stowater may be deemed the beneficial owner of Class A-1 membership interests, including 1.22% held by Bluestem Capital Investments, LLC. Mr. Stowater shares voting and investment power over Bluestem Capital Investments, LLC with Steven T. Kirby and Sandy Horst.  Mr. Stowater disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein

(10)
Mr. Boekelheide may be deemed the beneficial owner of Class B membership interests, including: 5.07% held by SHB, Inc.; and 57.56% held by The Summit Group, Inc.  Mr. Boekelheide has shared investment and voting power in SHB, Inc. with Michael Sahli.  Mr. Boekelheide disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Summit Group, Inc.

General.

The Summit Group is the Class C Member and the Company Manager.  The Summit Group, as Class C Member, is entitled to appoint 6 of the 7 Managers.

Management Agreement.

We have entered into a contract with The Summit Group whereby The Summit Group provides us with certain hotel management services. For these services we reimburse The Summit Group for all of its expenses related to the management of our hotels, with certain exceptions.  Such reimbursement, together with reimbursements to The Summit Group in its capacity as Company Manager, may not exceed 4.5% of the gross revenues of our hotels in any year.  Expenses that are included in the reimbursement subject to the 4.5% cap include: salaries and benefits of The Summit Group employees who act as our executive officers and Managers; office lease expenses; salaries, bonuses and benefits provided to The Summit Group’s employees and executive officers; and all other overhead expenses.  Reimbursable expenses incurred by The Summit Group that are not included in the 4.5% cap include: expenses related to the acquisition and development of hotels; expenses that are customarily paid for or performed directly by hotels, such as bookkeeping and accounting expenses; and funds advanced for services performed by third parties, such as accounting, tax and legal services.  There is no limit on the reimbursement of expenses that are not subject to the 4.5% cap.  The Compensation Committee reviews the reimbursements to The Summit Group on an annual basis, or more frequently in its discretion.  The Summit Group cannot be removed, or the Hotel Management Agreement terminated, except for cause as specified in the Hotel Management Agreement.  In addition to the restrictions on management fees set forth in the Hotel Management Agreement, it is anticipated that the refinanced Fortress loan documents will restrict management fees paid to The Summit Group to 3.0% of gross revenues, unless otherwise approved by Fortress.

The reimbursements to The Summit Group for its services as Hotel Manager and as Company Manager during the year ended December 31, 2009, totaled $2,894,078 which was 2.4% of revenues from continuing and discontinued operations, December 31, 2008, totaled $4,186,593, which was 3.0% of revenues from continuing and discontinued operations, and December 31, 2007 totaled $4,122,048, which was 3.1% of continuing and discontinued operations revenues.  We also reimbursed The Summit Group $589,012, $626,685 and $637,448 for accounting services during the years ended December 31, 2009, 2008, and 2007, respectively.

Membership Interests.

The Summit Group is the sole Class C Member of the Company.  As of December 31, 2009, 2008, and 2007 the Class C Member owned approximately 43.4997%, 42.9911%, and 42.8444% of the total membership interests of the Company, respectively.  During the years ended December 31, 2009, 2008, and 2007, The Summit Group received $0, $6,683,725, and $5,612,615, respectively, in distributions as a result of its Class C interest ownership.

The Summit Group is a Class B Member of the Company.  As of December 31, 2009, 2008, and 2007, it owned 57.56% of the Class B membership interests, and this comprised 4.243%, 4.575%, and 4.671%, respectively, of the total membership interests of the Company.  The Summit Group received $0, $728,609, and $611,875, in the years ended December 31, 2009, 2008, and 2007, respectively, in distributions as a result of its Class B interest ownership.

The Summit Group’s Sharing Ratio as a result of its combined Class B and Class C membership interests was 47.7427 % as of December 31, 2009, and is subject to increase in the event we issue additional membership interests, including as a result of future private offerings or consolidation of additional entities.

As of December 31, 2009, 2008, and 2007, the Company had Accounts Payable to The Summit Group in the amount of $494,248, $3,173,179, and $1,137,985, respectively, relating to reimbursement of development expenses for acquired properties and management expense.

Summit Capital Partners, LLC

Summit Capital Partners, LLC fka Summit Real Estate Investments, LLC (“SCP”) provides brokerage services in connection with sales made under the Company’s private offerings.  SCP is 100% owned by Kerry W. Boekelheide, and is managed by its President, Kerry W. Boekelheide.  Mr. Boekelheide is a Principal, Executive Officer, and a Manager of the Company.  SCP may receive selling commissions no greater than 6% of the gross purchase price per Company membership unit sold by SCP.  We have also agreed to pay SCP a 1%  expense allowance fee on the gross purchase price of Company membership units sold by SCP and/or other broker-dealers contracted by SCP, and a placement agent fee of 1.5% of the gross purchase price per Company membership unit sold by SCP.  In the years ended December 31, 2009, 2008, and 2007, we paid SCP a total of $570,600, $206,625, and $0,  respectively, in commissions and fees related to sales of Company securities.

Kerry W. Boekelheide

Kerry W. Boekelheide is the sole voting owner and sole director of The Summit Group.  Mr. Boekelheide also is a Class A Member of the Company.  As of December 31, 2009, he owned 5.6102% of the Class A Membership Interests, and this comprised 2.3410% of the total membership interests of the Company.  During the years ended December 31, 2009, 2008, and 2007, Mr. Boekelheide received $168,935, $578,803, and $545,655, respectively, in distributions as a result of his Class A interest ownership.

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

All other transactions with related parties are subject to the review and approval of the Company Manager or the Board of Managers, as set forth in the Operating Agreement.  Transactions with related parties, except as set forth in the Operating Agreement or otherwise approved by the Board of Managers, are to be based upon terms no worse than those that could be received from an independent third party.  The Company believes that no transactions were entered into with related parties between January 1, 2009 and December 31, 2009 that did not comply with the above terms.

Manager Independence

The Board of Managers currently consists of six Managers, who are: Kerry W. Boekelheide, Craig J. Aniszewski, Daniel P. Hansen, Robert Pulver, David Timpe, and Tyler Stowater.  The Managers were appointed as follows:

•
The Class C Member is entitled to appoint four Managers –Kerry W. Boekelheide, Craig J. Aniszewski, and Daniel Hansen are currently appointed.  The Class C Member is entitled to appoint a Manager to the vacant Manager position.

•	One member with a significant membership interest in the Company is appointed annually by the Class C Member (“Investor Representative”) – Tyler Stowater has been appointed in this position.
•	One independent Manager (“Independent Manager”) is appointed by the Managers – Robert Pulver has been appointed in this position.
•
Either one additional Investor Representative is appointed annually by the Class C Member or one additional Independent Manager is appointed by the Class C Member.  The Class C Member appointed an Independent Manager – David A. Timpe has been appointed to this position.

For these purposes, an Independent Manager may be a member of the Company, but shall not be an employee or officer.  Each of these persons is either appointed by the Class C Member, or by the Managers, who each has been appointed by the Class C Member.

Pursuant to the New York Stock Exchange corporate governance standards, only David A. Timpe and Robert G. Pulver are independent Managers.  Mr. Timpe is a member the Company’s Audit Committee.  Mr. Pulver is a member of the Company’s Compensation Committee.

The Company does not maintain an Internet website.  The manner for appointment of the Board of Managers is set forth in the Company’s Third Amended and Restated Operating Agreement, which is attached to this annual report as Exhibit 3.2.  Except where it is clarified in this annual report that the Company is applying the definition of “independent” as determined by the New York Stock Exchange corporate governance standards, the Company’s definition of “Independent Manager” is set forth in the Company’s Third Amended and Restated Operating Agreement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Audit-Related Fees

Gordon Hughes & Banks, LLP served as our independent registered public accounting firm through the period ended October 31, 2008.  Aggregate fees paid by the Company for professional services rendered by Gordon Hughes & Banks for the ten month period ended October 31, 2008, were as follows:

Ten Months Ended
October 31, 2008

Audit Fees	$83,906
Quarterly Reviews	$15,531
Audit-Related Fees	$0
Total	$99,437

Eide Bailly, LLP, served as our independent registered public accounting firm from November 1, 2008, through December 31, 2009.  Aggregate fees paid by the Company for professional services rendered by Eide Bailly, LLP, for the year ended December 31, 2009 were as follows:

	Two Months Ended	Twelve Months Ended
	December 31, 2008	December 31, 2009

Audit Fees	$6,067	$92,807
Quarterly Reviews	$0	$14,167
Audit-Related Fees (404 Audit)	$0	$28,412
Total	$6,067	$135,386

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

Our Audit Committee approved all audit and non-audit services provided to us by Eide Bailly, LLP, and Gordon Hughes & Banks during the 2009 and 2008 fiscal years, respectively.

Tax Fees and All Other Fees

Eide Bailly, LLP provided Audit Committee approved services for income tax preparation of $52,423 in 2009 and $54,514 in 2008.  Eide Bailly, LLP also provided audit services of $9,275 for The Summit Group, Inc., 401(k) plan in 2009 and $9,851 in 2008.

Tax Fees and All Other Fees Policies.

The Audit Committee is responsible for pre-approving all audit and non-audit services provided to the Company by our principal accountants.  Once pre-approved, the Company Manager is responsible for hiring and setting the compensation for tax fees and all other fees.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial statements are included herein on pages F-1 – F-28.

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
10.10
First Amended and Restated Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha, N.A. dated August 31, 2009 (“Credit Pool”) (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on September 4, 2009)

10.11
First Amended and Restated Loan Agreement between Summit Hotel Properties, LLC and First National Bank of Omaha dated August 31, 2009 (“Acquisition Line”) (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on September 4, 2009)

10.12
Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated June 15, 2006 (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10)

10.13
First Modification of Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated April 24, 2007 (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on May 15, 2007)

10.14
Modification of Promissory Note and Loan Agreement between Summit Hotel Properties, LLC and ING Life Insurance and Annuity Company, dated November 28, 2007 (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 31, 2008)

10.15
Loan Agreement between Summit Hotel Properties, LLC and M&I Marshall & Ilsley Bank for loan in the amount of $14,080,000.00, dated July 25, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006)

10.16
First Amendment to Loan Agreement, Note and Collateral Security Documents ($14,080,000.00 loan) between Summit Hotel Properties, LLC and M&I Marshall & Ilsley Bank, dated December 31, 2008 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009)

10.17
Loan Agreement between Summit Hotel Properties, LLC and M&I Marshall & Ilsley Bank for loan in the amount of $10,400,000.00, dated July 25, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2006)

10.18
First Amendment to Loan Agreement, Note and Collateral Security Documents ($10,400,000.00 loan) between Summit Hotel Properties, LLC and M&I Marshall & Ilsley Bank, dated December 31, 2008 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009)

10.19
Loan Agreement between Summit Hotel Properties, LLC and Fortress Credit Corp. dated March 5, 2007 for a loan in the amount of $99,700,000 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2007)

10.20
Forbearance Agreement between Summit Hotel Properties, LLC and Drawbridge Special Opportunities Fund LP and Fortress Credit Opportunities I LP dated March 4, 2010 for a loan in the amount of $99,700,000 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2010)

10.21
Loan Agreement between Summit Hotel Properties, LLC and General Electric Capital Corporation dated April 30, 2007 for a loan in the amount of $9,500,000 (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on May 15, 2007)

10.22
Loan Agreement between Summit Hotel Properties, LLC and General Electric Capital Corporation dated August 15, 2007 for a loan in the amount of $11,300,000 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2007)

10.23
Loan Modification Agreement between Summit Hotel Properties, LLC and General Electric Capital Corporation ($11,300,000 loan) dated December 2008 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009)

10.24
Loan Agreement between Summit Hospitality V, LLC and General Electric Capital Corporation dated February 29, 2008 for a loan in the amount of $11,400,000 (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 31, 2008)

10.25
Loan Agreement between Summit Hotel Properties, LLC and Compass Bank, dated September 17, 2008 for a loan in the amount of $19,300,000 (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on November 13, 2008)

14.1	Code of Ethics (incorporated by reference to the Company’s Report on Form 10-K filed with the SEC on March 30, 2007)
16.1
Correspondence dated November 18, 2008 from Gordon, Hughes & Banks, LLP concerning change in certifying accountant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2008)

21.1	List of Subsidiaries of the Registrant
31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 - Chief Financial Officer.
32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer.
32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Financial Officer.
99.1	List of hotel properties with operating information
99.2	Reconciliation of Non-GAAP Financial Measure
99.3	Amended and Restated Audit Committee Charter adopted in July 2007 (incorporated by reference to the Company’s Report on Form 10-Q filed with the SEC on August 14, 2007)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, LLC

Date: March 31, 2010	By:	/s/	Kerry W. Boekelheide
Kerry W. Boekelheide
Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kerry W. Boekelheide	Chief Executive Officer and Manager	March 31, 2010
Kerry W. Boekelheide

/s/ Daniel P. Hansen	Chief Financial Officer and Manager	March 31, 2010
Daniel P. Hansen

/s/ Craig J. Aniszewski	Manager	March 31, 2010
Craig J. Aniszewski

/s/ Robert Pulver	Manager	March 31, 2010
Robert Pulver

/s/ David A. Timpe	Manager	March 31, 2010
David A. Timpe

/s/ Tyler Stowater	Manager	March 31, 2010
Tyler Stowater

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The Company did not furnish an annual report or proxy materials to security holders during 2009.  The Company does not anticipate furnishing an annual report or proxy materials to security holders subsequent to the filing of this annual report.

SUMMIT HOTEL PROPERTIES, LLC

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page

Reports of Independent Registered Public Accounting Firm	F-1 – F-3
Summit Hotel Properties, LLC:
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	F-5
Consolidated Statements of Changes in Members’ Equity for the years ended December 31, 2009, 2008 and 2007	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F-7 – F-8
Notes to Consolidated Financial Statements	F-9 – F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
Summit Hotel Properties, LLC
Sioux Falls, South Dakota

We have audited the accompanying consolidated balance sheets of Summit Hotel Properties, LLC (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the years in the two year period ended December 31, 2009 and 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Hotel Properties, LLC as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Summit Hotel Properties, LLC’s  internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
Summit Hotel Properties, LLC
Sioux Falls, South Dakota

We have audited Summit Hotel Properties, LLC (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Summit Hotel Properties, LLC management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Summit Hotel Properties, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, members’ equity, and cash flows of Summit Hotel Properties, LLC, and our report dated March 31, 2010, expressed an unqualified opinion on those financial statements.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
Summit Hotel Properties, LLC
Sioux Falls, South Dakota

We have audited the accompanying consolidated statements of operations, changes in members’ equity and cash flows of Summit Hotel Properties, LLC (the “Company”) for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal  control  over  financial  reporting  as a basis  for  designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the  effectiveness  of the Company's  internal  control over  financial  reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Hotel Properties, LLC for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
March 21, 2008

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,239,225	$18,153,435
Restricted cash	1,755,053	1,679,027
Trade receivables	2,608,198	2,622,164
Prepaid expenses and other	1,416,480	2,170,955
Total current assets	14,018,956	24,625,581
PROPERTY AND EQUIPMENT, NET	483,940,701	461,894,270

OTHER ASSETS
Deferred charges and other assets, net	4,828,185	5,664,796
Land held for sale	12,226,320	-
Other noncurrent assets	4,074,179	-
Restricted cash	331,190	2,570,374
Total other assets	21,459,874	8,235,170

TOTAL ASSETS	$519,419,531	$494,755,021

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$134,370,900	$19,508,600
Lines of credit	21,457,943	12,288,500
Notes payable	-	7,469,865
Accounts payable	1,088,265	3,770,908
Related party accounts payable	494,248	3,173,179
Accrued expenses	9,182,013	9,956,372
Total current liabilities	166,593,369	56,167,424

LONG-TERM DEBT, NET OF CURRENT PORTION	270,353,750	350,826,837

COMMITMENTS AND CONTINGENCIES (NOTE 15)

MEMBERS' EQUITY
Class A, 1,166.62 units issued and outstanding	60,451,469	76,512,442
Class A-1, 437.83 & 196.50 units issued and outstanding, respectively	34,330,877	15,855,756
Class B, 81.36 units issued and outstanding	1,891,187	3,007,247
Class C, 173.60 units issued and outstanding	(12,576,658)	(5,990,222)
Total Summit Hotel Properties, LLC members' equity	84,096,875	89,385,223
Noncontrolling interest	(1,624,463)	(1,624,463)
Total equity	82,472,412	87,760,760

TOTAL LIABILITIES AND MEMBERS' EQUITY	$519,419,531	$494,755,021

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

REVENUES
Room revenues	$118,959,822	$132,796,698	$112,043,997
Other hotel operations revenues	2,239,914	2,310,764	1,845,333
	121,199,736	135,107,462	113,889,330

COSTS AND EXPENSES
Direct hotel operations	42,070,893	42,380,950	35,021,263
Other hotel operating expenses	16,986,818	15,186,138	11,980,423
General, selling and administrative	24,017,471	25,993,091	22,008,912
Repairs and maintenance	6,151,474	8,008,854	10,404,860
Depreciation and amortization	23,971,118	22,307,426	16,135,758
Loss on impairment of assets	6,332,736	-	-
	119,530,510	113,876,459	95,551,216

INCOME FROM OPERATIONS	1,669,226	21,231,003	18,338,114

OTHER INCOME (EXPENSE)
Interest income	49,805	194,687	446,219
Interest (expense)	(18,320,736)	(17,025,180)	(14,214,151)
Gain (loss) on disposal of assets	(4,335)	(389,820)	(651,948)
	(18,275,266)	(17,220,313)	(14,419,880)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(16,606,040)	4,010,690	3,918,234

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,464,808	10,278,595	11,587,145
NET INCOME (LOSS) BEFORE INCOME TAXES	(15,141,232)	14,289,285	15,505,379

STATE INCOME TAX (EXPENSE)	-	(826,300)	(715,187)

NET INCOME (LOSS)	(15,141,232)	13,462,985	14,790,192

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	384,269	777,762

NET INCOME (LOSS) ATTRIBUTABLE TO SUMMIT HOTEL PROPERTIES, LLC	$(15,141,232)	$13,078,716	$14,012,430

BASIC AND DILUTED EARNINGS PER $100,000 CAPITAL UNIT	$(8,716.23)	$8,411.67	$9,012.19

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT (based on $100,000 investment)	1,737.13	1,554.83	1,554.83

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

							Equity
	# of						Attributable to
	Capital						Noncontrolling
	Units	Class A	Class A-1	Class B	Class C	Total	Interest

BALANCES, JANUARY 1, 2007	1,554.83	$88,253,669	$11,035,274	$4,972,353	$3,961,011	$108,222,307	$(1,511,494)

Net Income (Loss)	-	11,214,409	1,165,504	259,939	1,372,578	14,012,430	777,762

Distributions to members	-	(16,575,137)	(1,528,017)	(1,124,079)	(5,612,615)	(24,839,848)	(969,000)

BALANCES, DECEMBER 31, 2007	1,554.83	$82,892,941	$10,672,761	$4,108,213	$(279,026)	$97,394,889	$(1,702,732)

Class A-1 units issued in private placement	63.25		5,614,466			$5,614,466

Net Income (Loss)	-	10,785,507	1,136,502	184,178	972,529	13,078,716	384,269

Distributions to members	-	(17,166,006)	(1,567,973)	(1,285,144)	(6,683,725)	(26,702,848)	(306,000)

BALANCES, DECEMBER 31, 2008	1,618.08	$76,512,442	$15,855,756	$3,007,247	$(5,990,222)	$89,385,223	$(1,624,463)

Class A-1 units issued in private placement	241.33		22,123,951			$22,123,951

Net Income (Loss)	-	(6,318,133)	(1,120,603)	(1,116,060)	(6,586,436)	(15,141,232)	-

Distributions to members	-	(9,742,840)	(2,528,227)	-	-	(12,271,067)	-

BALANCES, DECEMBER 31, 2009	1,859.41	$60,451,469	$34,330,877	$1,891,187	$(12,576,658)	$84,096,875	$(1,624,463)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(15,141,232)	$13,078,716	$14,012,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,125,066	23,027,566	18,887,126
Amortization of prepaid lease	118,501	-	-
Unsuccessful project costs	1,262,219	-	-
Noncontrolling interests in operations of consolidated LLC	-	384,269	777,762
(Gain) loss on disposal of assets	(1,297,488)	(8,604,779)	(10,379,556)
Loss on impairment of assets	6,332,736	-	-
Changes in assets and liabilities:
Trade receivables	13,966	570,544	(41,035)
Prepaid expenses and other assets	315,891	(307,109)	(102,077)
Accounts payable and related party accounts payable	(5,847,835)	(1,656,286)	1,180,615
Accrued expenses	(774,359)	316,909	1,601,614

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,107,465	26,809,830	25,936,879

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(14,810,896)	(12,904,466)	(3,841,941)
Purchases of other property and equipment	(6,613,397)	(6,628,779)	(9,465,898)
Proceeds from asset dispositions, net of closing costs	207,814	23,584,638	35,581,012
Restricted cash released (funded)	2,163,158	(585,271)	164,348

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(19,053,321)	3,466,122	22,437,521

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	223,518	4,837,000	8,853,669
Principal payments on long-term debt	(6,890,949)	(20,909,992)	(22,932,344)
Financing fees on long-term debt	(945,442)	(942,405)	(1,277,528)
Proceeds from issuance of notes payable and line of credit	4,860,000	18,510,867	-
Principal payments on notes payable and line of credit	(19,865)	-	(7,432,397)
Proceeds from equity contributions, net of commissions	15,075,451	5,614,466	-
Distributions to members	(12,271,067)	(26,702,848)	(24,839,848)
Distributions to noncontrolling interest	-	(306,000)	(969,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	31,646	(19,898,912)	(48,597,448)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,914,210)	10,377,040	(223,048)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,153,435	7,776,395	7,999,443

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,239,225	$18,153,435	$7,776,395

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS – PAGE 2
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest, net of the amounts capitalized below	$17,810,544	$17,833,598	$15,867,060

Interest capitalized	$2,977,101	$3,829,267	$4,489,724

Cash payments for state income taxes	$728,514	$781,081	$356,187

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL INFORMATION:

Acquisitions of hotel properties and land through issuance of debt	$-	$16,447,237	$42,341,906

Construction in progress financed through accounts payable	$244,126	$-	$-

Construction in progress financed through related party accounts payable	$242,135	$2,600,260	$690,629

Construction in progress financed through issuance of debt	$51,098,872	$38,765,692	$78,752,652

Conversion of construction in progress to other assets	$4,149,379	$-	$-

Issuance of long-term debt for short-term debt	$7,450,000	$12,772,819	$-

Issuance of long-term debt to refinance existing long-term debt	$22,215,852	$11,073,070	$3,286,331

Equity contributions used to pay down debt	$7,048,500	$-	$-

Financing costs funded through construction draws	$-	$1,651,886	$-

Sale proceeds used to pay down long-term debt	$6,134,285	$4,215,362	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

NOTE 1 -   PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Summit Hotel Properties, LLC, “The Company”, (a South Dakota limited liability company) was organized January 8, 2004, and is engaged in the business of developing, owning and operating hotel properties.

The Company has agreements for the use of various trade names, trademarks and service marks which include Carlson Hospitality, Choice Hotels International, Hilton Hotel Corporation, Intercontinental Hotels Group, Hyatt Hotel Corporation and Marriott International.  The Company also owns and operates one independent non-franchised hotel.  As of December 31, 2009, the Company owned and managed 65 hotels, representing approximately 6,533 rooms located in 19 states. As of December 31, 2008, the Company owned and managed 62 hotels, representing approximately 5,854 rooms located in 19 states. As of December 31, 2007, the Company owned and managed 64 hotels, representing approximately 5,863 rooms located in 19 states.  The Company’s hotel properties are located throughout various regions of the United States.  Hotels operating in any given region are potentially susceptible to adverse economic and competitive conditions as well as unique trends associated with that particular region.  The potential adverse affect of such conditions on the Company’s business, financial position, and results of its operations is mitigated due to the diversified locations of the Company’s properties.   The Company has only one operating segment.

Basis of Presentation and Consolidation

The Company is a 49% owner and the primary beneficiary of Summit Group of Scottsdale, AZ, LLC (“Scottsdale”), which qualifies as a variable interest entity.  Accordingly, the financial position and results of operations and cash flows of Scottsdale have been included in the accompanying consolidated financial statements.  The entity was formed for the purpose of purchasing two hotel properties in Scottsdale, AZ and its activities primarily relate to owning and operating those two hotel properties.  As of December 31, 2009 and for the year then ended, Scottsdale had assets of $19,771,907, liabilities of $14,251,068, revenues of $5,848,427, and expenses of $5,825,455. As of December 31, 2008 and for the year then ended, Scottsdale had assets of $21,291,843, liabilities of $14,725,106, revenues of $8,871,475 and expenses of $7,049,137. As of December 31, 2007 and for the year then ended, Scottsdale had assets of $21,842,939, liabilities of $15,429,670, revenues of $10,062,022, and expenses of $7,468,129.  Included in the consolidated assets are assets as of December 31, 2009 totaling $18,533,866 which represent collateral for obligations of Scottsdale.  The Company’s maximum exposure to loss is $5,520,839.  Apart from that amount, creditors and the beneficial holders of Scottsdale have no recourse to the assets or general credit of the Company.  All significant intercompany balances and transactions have been eliminated in consolidation.  The Company is a Class A Member and receives a 10% priority distribution on their capital contribution before distributions to other classes.  Class A members may also receive additional operating distributions based on their Sharing Ratio.  These additional distributions are determined by the managing member and are based on excess cash from operations after normal operating expenses, loan payments, priority distributions, and reserves.  Any income generated by the LLC is first allocated to Class A members up to the 10% priority return.

The Company has adopted FASB Accounting Standards Codification (“ASC”) 810, Consolidation.   Under Topic 810, variable interest entities (“VIEs”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved.  The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests.  In applying Topic 810, management has utilized available information and reasonable assumptions and estimates in evaluating whether an entity is a VIE and which party is the primary beneficiary.  These assumptions and estimates are subjective and the use of different assumptions could result in different conclusions.

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Beginning on October 1, 2004, the Company considered its interest in Summit Group of Scottsdale, AZ, LLC, a VIE in which the Company is the primary beneficiary.  As per the provisions of Topic 810, the Company’s interest in the VIE has been included in the accompanying consolidated financial statements.

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

The Company has evaluated all subsequent events through March 29, 2010, the date the financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results may differ from these estimates.

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

The Company reviews the collectability of the receivables monthly.  A provision for losses on receivables is determined on the basis of previous loss experience and current economic conditions.  There were no material uncollectible receivables and no allowance for doubtful accounts recorded as of December 31, 2009 and 2008, respectively.  The Company incurred bad debt expense of $88,125, $172,481, and $94,155 for 2009, 2008 and 2007, respectively.

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Property and Equipment

Buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets.  Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years.  Development costs and other overhead costs are allocated to building and equipment on a prorated basis.  The Company periodically re-evaluates fixed asset lives based on current assessments of remaining utilization that may result in changes in estimated useful lives.  Such changes are accounted for prospectively and will increase or decrease depreciation expense.  Depreciation expense from continuing operations for the year ended December 31, 2009 and 2008 totaled $21,748,782 and $20,085,238, respectively.  Expenditures that materially extend a property’s life are capitalized.  These costs may include hotel refurbishment, renovation and remodeling expenditures.  Normal maintenance and repair costs are expensed as incurred.  When depreciable property is retired or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in current operations.

Capitalized Development and Interest Costs

The Company capitalizes all hotel development costs and other direct overhead costs related to the purchase and construction of hotels.  Additionally, the Company capitalizes the interest costs associated with constructing new hotels.  Capitalized development, direct overhead and interest are depreciated over the estimated lives of the respective assets.  Organization and start-up costs are expensed as incurred.  For the years ended December 31, 2009, 2008 and 2007, the Company capitalized interest of $2,977,101, $3,829,267, and $4,489,724, respectively.

Assets Held for Sale

Properties are classified as other noncurrent assets when management determines that they are excess and intends to list them for sale.  These assets are recorded at the lower of cost or fair value and consist of land only at December 31, 2009.  Excess properties are classified as assets held for sale in current assets when they are under contract for sale, or otherwise probable that they will be sold within the next twelve months.  There are no assets that fit this classification at December 31, 2009.

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

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

During 2009, the Company has determined that six land parcels were deemed to be impaired and written down to their fair market value.  Carrying value of the assets exceeded fair value by $6,332,736, with fair value being determined by reference to the estimated quoted market prices of such assets as defined in Level 3 Inputs as discussed under Fair Value and in Note 4.  An impairment loss of that amount has been charged to operations in 2009.

Deferred Charges

These assets are carried at cost and consist of deferred financing fees and initial franchise fees.  Costs incurred in obtaining financing are capitalized and amortized on the straight-line method over the term of the related debt, which approximates the interest method. Initial franchise fees are capitalized and amortized over the term of the franchise agreement using the straight line method.  Amortization expense from continuing operations for the year ended December 31, 2009 and 2008 totaled $2,222,336 and $2,439,178, respectively.

Restricted Cash

Restricted cash consists of certain funds maintained in escrow for property taxes, insurance and certain capital expenditures.  Funds may be disbursed from the account upon proof of expenditures and approval from the lenders.  See also Note 8.

Income Taxes

Summit Hotel Properties, LLC is a limited liability company and, as such, all federal taxable income of the limited liability company flows through and is taxable to the members of the Company.  The Company has adopted the provisions of FASB ASC 740, Income Taxes, on January 1, 2009. The implementation of this standard had no impact on the financial statements. As of both the date of adoption, and as of December 31, 2009, the unrecognized tax benefit accrual was zero.

The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.  The Company is no longer subject to Federal tax examinations by tax authorities for years before 2006.

The Company has elected to pay state income taxes at the Company level in all of the states in which it does business.  The Company’s estimated state income tax expenses at current statutory rates were $0, $826,300, and $715,187, for the years ended December 31, 2009, 2008 and 2007, respectively.

Members’ Capital Contributions and Profit and Loss Allocations

The Company is organized as a limited liability company and can issue to its members Class A, Class A-1, Class B and Class C units.

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Approximate sharing ratios are as follows:

	2009	2008	2007

Class A	42%	45%	46%
Class A-1	7	4	3
Class B	7	8	8
Class C	44	43	43

	100%	100%	100%

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

Costs paid for syndication are charged directly to equity against the proceeds raised.  The Company’s operating agreement contains extensive restrictions on the transfer of membership interests.  In addition, the transferability of membership interests is restricted by federal and state law.  The membership interests may not be offered, sold, transferred, pledged, or hypothecated to any person without the consent of The Summit Group, Inc., a related party and 44% owner of the Company through its holding of 100% of the outstanding Class C units.

Earnings per Capital Unit

For purposes of calculating basic earnings per capital unit, capital units issued by the Company are considered outstanding on the effective date of issue and are based on a $100,000 capital unit.

Noncontrolling Interests

Summit Group of Scottsdale, AZ, LLC has made distributions to noncontrolling members in excess of income allocations to those members.  Their excess is reflected in the consolidated balance sheets.

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Concentrations of Credit Risk

The Company grants credit to qualified customers generally without collateral, in the form of accounts receivable. The Company believes its risk of loss is minimal due to its periodic evaluations of the credit worthiness of the customers.

Advertising and Marketing Costs

The Company expenses all advertising and marketing costs as they are incurred. Total costs for the years ended December 31, 2009, 2008 and 2007 were $9,015,388, $9,588,243, and $8,647,625, respectively. Of this total cost, $880,534, $846,971, and $669,491, represented general advertising expense for 2009, 2008 and 2007, respectively, and $8,134,854, $8,741,272, and $7,978,134, represented national media fees required by the hotel franchise agreements for 2009, 2008 and 2007, respectively.  These costs are reported as components of general, selling and administrative costs in the accompanying consolidated statements of operations.

Sales Taxes

The Company has customers in states and municipalities in which those governmental units impose a sales tax on certain sales. The Company collects those sales taxes from its customers and remits the entire amount to the various governmental units. The Company’s accounting policy is to exclude the tax collected and remitted from revenue and cost of revenue.

Revenue Recognition

The Company’s hotel revenues are derived from room rentals and other sources, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue, restaurant and bar revenue, and parking and laundry services.  The Company recognizes hotel revenue on a daily basis based on an agreed upon daily rate after the guest has stayed at one of its hotels for a day, used its lodging facilities and received related lodging services and amenities.  The Company believes that the credit risk with respect to trade receivables is limited, because approximately 90% of the Company’s revenue is related to credit card transactions, which are typically reimbursed within 2-3 days.  Reserves for any uncollectible accounts, if material, are established for accounts that age beyond a predetermined acceptable period.  The Company had not recorded any such reserves at December 31, 2009 and 2008.

Adopted Accounting Standards

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.  In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC, as the sole source of authoritative GAAP.   The FASB finalized the Codification effective for periods ending on or after September 1, 2009.  Prior FASB standards are no longer being issued by the FASB.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the years ended December 31, 2009 and 2008.  The Codification will have no effect on the Company’s consolidated financial statements as it is for disclosure purposes only.

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

In January 2009, the Company adopted FASB ASC 810, Consolidation, which changes the accounting and reporting standards of noncontrolling interests (previously called minority interest) in consolidated financial statements.  ASC 810 requires that equity attributable to noncontrolling interests be recognized in equity separate from that of the Company’s and that consolidated net income now includes the results of operations attributable to its noncontrolling interests. A reconciliation of noncontrolling interests from the beginning of the reporting period to the end is required either in the notes to the financial statements or as part of the consolidated statement of changes in equity, if presented.  Further, this provision requires a separate schedule that shows the effects of any changes in the Company’s ownership interest in its subsidiaries on the Company’s equity.  The effects on our consolidated financial statements include the reclassification of previously classified minority interest as noncontrolling interest in a subsidiary with no effect on net income or loss.

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

Fair Value

Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.    FASB ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy under Topic 820 are described below:

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonable available.

Our estimates of the fair value of financial instruments as of December 31, 2009 and 2008 were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, accounts payable, and debt obligations.  The fair values of cash and cash equivalents, trade receivables, and accounts payable approximate their carrying values due to the short-term nature of these instruments.  At December 31, 2009 and 2008, the Company’s long-term debt obligations consisted of fixed and variable rate debt that had a carrying value of $404,724,650 and $370,335,437, respectively, and a fair value, based on current market interest rates of $384,856,147 and $403,573,174, respectively.  The Company has classified their long-term debt instruments as Level 2 in the hierarchy of FASB ASC 820 described above.

FASB issued an update to ASC 820 which the Company adopted effective January 1, 2009.  This update requires that non-financial assets and non-financial liabilities be disclosed at fair value in the financial statements if these items occur regularly, such as in determining impairment loss or the value of assets held for sale as described below.

The following tables summarize the changes in fair value of our Level 3 non-financial assets for the year ended December 31, 2009 (See Note 4):

Fair Value Measurement of Assets Using Level 3 Inputs

Beginning balance at January 1, 2009	$18,559,056
Total impairment	(6,332,736)
Ending balance at December 31, 2009	$12,226,320

Impairment for 2009 included in earnings attributable to the change in unrealized losses relating to assets held for sale.	$(6,332,736)

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

NOTE 2 -   PREPAID EXPENSES AND OTHER

Prepaid expenses and other at December 31, 2009 and 2008, are comprised of the following:

	2009	2008

Prepaid insurance expense	$781,144	$743,491
Other prepaid expense	635,336	1,427,464

	$1,416,480	$2,170,955

NOTE 3 -   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008 are comprised of the following:

	2009	2008

Land	$75,412,012	$90,014,168
Hotel buildings and improvements	391,942,914	321,115,322
Furniture, fixtures and equipment	87,642,374	64,738,527
Construction in progress	8,551,354	45,387,313
	563,548,654	521,255,330
Less accumulated depreciation	79,607,953	59,361,060

	$483,940,701	$461,894,270

The construction in progress asset accounts consist of 5 hotels under development which the Company anticipates will be constructed in 2011 and 2012.    During 2007, the Company purchased land in Houston, TX for $1,864,000, San Antonio, TX for $10,420,000, Portland, OR for $3,650,000, El Paso, TX for $2,614,000 and Ft. Myers, FL for $3,307,500.  Construction has been completed on one hotel in San Antonio, one in Ft. Myers, and two hotels in Portland.  During 2008, the Company purchased land in Twin Falls, ID for $2,212,000, Spokane, WA for $1,730,000, and Missoula, MT for $1,379,000.  Construction on one of the Twin Falls sites has been completed.

NOTE 4 -   ASSETS HELD FOR SALE

As a part of regular policy, the Company periodically reviews hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property.

During 2009, the Company completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes are either non-core or no longer complement the business as required by FASB ASC 360.  As of December 31, 2009 and 2008, the Company had no hotels that met the Company’s criteria of held for sale classification. The Company has committed to sell six parcels of land that were originally purchased for development and thus, their net book value, as defined in Level 3 Inputs, is recorded as assets held for sale as of December 31, 2009.

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Assets held for sale at December 31, 2009 and December 31, 2008 are comprised of the following:

	2009	2008
Land	$12,226,320	$-

NOTE 5 -   OTHER NONCURRENT ASSETS

Other noncurrent assets at December 31, 2009 and 2008, are comprised of the following:

	2009	2008

Prepaid land lease	$3,635,595	$-
Seller financed notes receivable	438,584	-

	$4,074,179	$-

NOTE 6 -   DISCONTINUED OPERATIONS

The Company has reclassified its consolidated financial statements of operations for the years ended December 31, 2009, 2008 and 2007 and its consolidated balance sheets as of December 31, 2009 and 2008, as a result of implementing FASB ASC 360 to reflect discontinued operations of eleven consolidated hotel properties sold or to be sold during these periods pursuant to the plan for hotel dispositions.  This reclassification has no impact on the Company’s net income or the net income per share.    During 2007, the Company sold six hotel properties located in Coeur D’Alene, ID; Pueblo, CO; Lincoln, NE; Fenton, MO; and Detroit, MI for approximately $36,095,000 with net proceeds of $35,581,000.  During 2008, the Company sold three hotel properties located in Lewiston, ID; Jackson, MS; and Overland Park, KS and two hotel properties located in Kennewick, WA for approximately $28,575,000 with net proceeds of $27,775,000.  During 2009, the Company sold two hotel properties located in Ellensburg, WA and St. Joesph, MO for approximately $6,810,000 with net proceeds of $6,342,000.

Condensed financial information of the results of operations for these hotel properties included in discontinued operations are as follows:

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
REVENUES	$1,133,690	$6,825,908	$20,859,130

COSTS AND EXPENSES
Direct hotel operations	348,065	2,210,724	7,484,861
Other hotel operating expenses	135,122	813,490	2,746,811
General, selling and administrative	258,495	1,058,716	4,088,156
Repairs and maintenance	36,091	199,290	1,096,351
Depreciation and amortization	153,948	720,140	2,751,368
	931,721	5,002,360	18,167,547

INCOME FROM OPERATIONS	201,969	1,823,548	2,691,583

OTHER INCOME (EXPENSE)
Interest income	116	16,790	(22,818)
Interest (expense)	(39,100)	(556,342)	(2,113,124)
Gain (loss) on disposal of assets	1,301,823	8,994,599	11,031,504
	1,262,839	8,455,047	8,895,562

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$1,464,808	$10,278,595	$11,587,145

NOTE 7 -   ACQUISITIONS

The Company applies the principles of FASB ASC 805, Business Combinations, in accounting for its acquisitions.  The Company determines the cost of the acquired property based upon the fair value of assets distributed as consideration and the fair value of liabilities incurred.  The cost of the acquired entity includes all direct costs of the business combination whereas indirect and general expenses are expensed as incurred.  The Company allocates the cost of the acquired entity to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. To determine fair value of the various components acquired, the Company engages independent valuation consultants and other third-party real-estate appraisals as necessary.  The Company allocates the cost of the acquired property based upon the relative fair values of the various components contained in the appraisals.  In certain cases, the cost of the property acquired may be less than the fair value contained in the appraisals.  In these cases, the Company reduces the fair values based upon the relative value of the components of the acquisition.  The excess of the cost of the acquisition over the fair value will be assigned to intangible assets if the intangible asset is separable and if it arises from a contractual or other legal right.  Any remaining excess of the cost of acquisition over fair values assigned to separable assets is recognized as goodwill.  Further, many of the Company’s hotel acquisitions to date have been aggregated  in accordance with Topic 805 and has resulted in an aggregated purchase price allocation.  Since its inception, the Company’s acquisitions and subsequent purchase price allocations have resulted in no goodwill.

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

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

The following table illustrates the allocation of the respective purchase prices for each of the aggregated property purchases discussed above during 2009 and 2008:

	2009	2008

Current assets	$-	$-
Property and equipment	-	10,750,000
Intangible assets	-	-
Total assets acquired	-	10,750,000
Current liabilities	-	-
Long-term debt	-	-
Total liabilities assumed	-	-
Net assets acquired	$-	$10,750,000

NOTE 8 -  DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets at December 31, 2009 and 2008, are comprised of the following:

	2009	2008

Initial franchise fees	$2,596,042	$2,270,544
Deferred financing costs	8,204,003	7,415,091
	10,800,045	9,685,635
Less accumulated amortization	5,971,860	4,020,839

Total	$4,828,185	$5,664,796

Future amortization expense is expected to be approximately:

2010	$1,542,341
2011	1,174,959
2012	672,118
2013	357,098
2014	300,868
Thereafter	780,801

$4,828,185

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

NOTE 9 -   RESTRICTED CASH

	Property		FF&E
Financing Lender	Taxes	Insurance	Reserves	2009	2008

Wells Fargo (Scottsdale)	$-	$-	$-	$-	$1,556,520
Wells Fargo (Lehman)	641,402	625,694	331,190	1,598,286	1,954,937
National Western Life	31,178	-	-	31,178	-
Capmark (ING)	128,504	-	-	128,504	195,166
Capmark (ING)	145,061	-	-	145,061	501,778
Capmark (ING)	83,473	-	-	83,473	31,485
Capmark (ING)	99,741	-	-	99,741	9,515

	$1,129,359	$625,694	$331,190	$2,086,243	$4,249,401

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

NOTE 10 -  ACCRUED EXPENSES

Accrued expenses at December 31, 2009 and 2008 are comprised of the following:
	2009	2008

Accrued sales and other taxes	$5,238,690	$5,910,209
Accrued salaries and benefits	1,400,729	1,838,615
Accrued interest	1,303,999	1,109,577
Other accrued expenses	1,238,595	1,097,971

	$9,182,013	$9,956,372

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

NOTE 11 -   DEBT OBLIGATIONS

The Company's debt obligations at December 31, 2009 and 2008 are as follows:

		Interest	Maturity
Payee		Rate	Date	2009	2008

Lehman Brothers Bank		Fixed (5.4025%)	1/11/2012	$78,980,016	$81,016,607
ING Investment Management		Fixed (5.60%)	1/1/2012	30,088,766	31,211,603
		Fixed (6.10%)	7/1/2012	30,416,427	31,445,191
		Fixed (6.61%)	11/1/2013	6,412,683	6,578,270
		Fixed (6.34%)	7/1/2012	8,122,717	8,319,000
				75,040,593	77,554,064
National Western Life Insurance	(i)	Fixed (8.0%)	1/1/2015	14,000,000	-
Chambers Bank		Fixed (6.5%)	6/24/2010	1,669,020	1,742,534
JP Morgan		Fixed (7.5%)	11/11/2024	-	14,180,289
Bank of the Ozarks	(h)	Variable (6.75% at 12/31/09)	6/29/2012	5,794,427	-
MetaBank	(g)	Variable (5.0% at 12/31/09)	4/1/2012	7,450,000	-
BNC National Bank		Fixed (5.01%)	11/1/2013	5,910,962	6,092,607
	(f)	Variable (3.0% at 12/31/09	4/1/2016	5,755,882	2,041,373
		and 3.0% at 12/31/08)		11,666,844	8,133,980
M & I Bank		Variable (4.13% at 12/31/09	12/31/2010	9,895,727	9,895,727
		and 6.8% at 12/31/08)	12/31/2010	11,524,451	11,524,451
				21,420,178	21,420,178
General Electric Capital Corp.		Fixed (3.36%)	12/1/2017	9,122,315	9,396,990
		Variable (2.05% at 12/31/09
		and 3.6% at 12/31/08)	3/1/2019	11,300,000	9,557,647
	(c)	Variable (3.0% at 12/31/09	4/1/2014	11,400,000	9,887,995
		and 4.4% at 12/31/08)		31,822,315	28,842,632
Fortress Credit Corp.	(b)	Variable (5.98% at 12/31/09	3/5/2010	83,524,828	74,899,566
		and 6.63% at 12/31/08)
First National Bank of Omaha	(a)	Variable (5.5% at 12/31/09	7/1/2010	20,400,000	24,400,000
		and 3.03% at 12/31/08)
First National Bank of Omaha	(a)	Fixed (5.25%)	7/1/2013	16,081,630	16,889,585
First National Bank of Omaha	(a)	Fixed (6.62%)	4/1/2012	-	2,971,977
First National Bank of Omaha		Fixed (5.25%)	2/1/2014	8,771,867	13,462,622
Bank of Cascades	(d)	Variable (6.0% at 12/31/09	9/30/2011	12,445,888	1,862,974
		and 6.0% at 12/31/08)
Compass Bank	(e)	Variable (4.5% at 12/31/09	5/17/2018	15,657,044	2,958,429
		and 3.0% at 12/31/08)

Total long-term debt				404,724,650	370,335,437
Less current portion				(134,370,900)	(19,508,600)
Total long-term debt, net of current portion				$270,353,750	$350,826,837

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

(a) The Company has a credit pool agreement with the First National Bank of Omaha providing the Company with medium-term financing up to $35,000,000 on a revolving basis through June 2010.  The agreement allows for two-year interest only notes and five-year amortizing notes, for which the term of an individual note can extend beyond the term of the agreement.  Interest on unpaid principal is payable monthly at a rate LIBOR plus 4.0% and a floor of between 5.25% and 5.50%.  The amount of credit available on this agreement to the Company was $0 at December 31, 2009.

(b) On March 5, 2007, the Company closed on a loan with Fortress Credit Corporation to refinance the debt on several construction projects and provide equity for the acquisition, development and construction of additional real estate and hotel properties.  The loan is in the amount of $99,700,000.  The current balance on this note is $83,524,828 and carries a variable interest rate of 30-day LIBOR plus 575 basis points.  The maturity date of the note is March 5, 2010. The amount of credit available on this loan was $16,175,172 at December 31, 2009.

(c) On February 29, 2008, the Company entered into a loan with General Electric Capital Corporation in the amount of $11,400,000 to fund the land acquisition and hotel construction located in San Antonio, TX.  The loan carries a variable interest rate of 90 day LIBOR plus 225 basis points and matures in May, 2014.  The current balance is approximately $11,400,000.

(d) On October 3, 2008, the Company entered into a loan with Bank of the Cascades in the amount of $13,270,000 to fund the land acquisition and hotel construction of the Residence Inn located in Portland, OR.  The loan carries a variable interest rate of Prime, with a floor of 6%, and matures September 30, 2011.  The current balance is approximately $12,445,888.   The amount of credit available on this loan was approximately $824,000 at December 31, 2009.

(e) On September 17, 2008, the Company entered into a loan with Compass Bank in the amount of $19,250,000 to fund the land acquisition and hotel construction of the Courtyard by Marriott located in Flagstaff, AZ.  The loan carries a variable interest rate of Prime minus 25 basis points and matures May 17, 2018.  The current balance is approximately $15,657,044.   The amount of credit available on this loan was approximately $3,593,000 at December 31, 2009.

(f) On October 1, 2008, the Company entered into a loan with BNC National Bank in the amount of $6,460,000 to fund the land acquisition and hotel construction of the Holiday Inn Express located in Twin Falls, ID.  The loan carries a variable interest rate of Prime minus 25 basis points and matures April 1, 2016.  The current balance is approximately $5,755,882.   The amount of credit available on this loan was approximately $704,000 at December 31, 2009.

(g) On March 10, 2009, the Company entered into a loan modification agreement with MetaBank in the amount of $7,450,000 on the Boise, ID Cambria Suites.  The loan modification extended the maturity date to April 1, 2012.

(h) On June 29, 2009, the Company entered into a loan with Bank of the Ozarks in the amount of $10,816,000 to fund the hotel construction located in Portland, OR.  The loan carries a variable interest rate of 90 day LIBOR plus 400 basis points with a floor of 6.75% and matures on June 29, 2012.  The current balance is approximately $5,794,427.  The amount of credit available on this loan was approximately $4,778,000 at December 31, 2009.

(i) On December 9, 2009, the Company entered into two loans with National Western Life Insurance Company in the amounts of $8,650,000 and $5,350,000 to refinance the JP Morgan debt on the two Scottsdale, AZ hotels.  The loans carry a fixed rate of 8.0% and mature on January 1, 2015.  The current balance on the two notes is $14,000,000.

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

Maturities of long-term debt for each of the next five years are estimated as follows:

2010	$134,370,900
2011	19,601,500
2012	147,401,500
2013	36,369,600
2014	28,574,200
Thereafter	38,406,950

$404,724,650

At December 31, 2009 and 2008, the Company owned 64 and 62 properties, respectively, that were pledged as collateral on various credit agreements, as well as accounts receivable and intangible assets. Some of the credit agreements were also guaranteed by the affiliated members of the Company and certain affiliated entities. Significant covenants in the credit agreements require the Company to maintain minimum debt service coverage ratios.  The weighted average interest rate for all borrowings was 5.40% and 5.01% at December 31, 2009 and 2008, respectively.

NOTE 12 -   LINES OF CREDIT AND NOTES PAYABLE

The Company has a line-of-credit agreement with the First National Bank of Omaha providing the Company with short-term financing up to $28,200,000 on a revolving basis.  Interest on unpaid principal is payable monthly at a rate equal to LIBOR plus 4.0%, with a floor of 5.5%.  The amount of outstanding on this line-of-credit was $21,457,943 and $12,288,500 at December 31, 2009 and 2008, respectively, which also represents the maximum amount of borrowings during the year.  This line-of-credit is secured by a mortgage on the specific hotels financed.

NOTE 13 -   MEMBERS’ EQUITY

The Company was formed on January 8, 2004.  As specified in the Company’s Operating Agreement, the Company has four classes of membership capital units authorized:  Class A, A-1, B and C.

On October 21, 2008, the Company issued a “Confidential Private Placement Memorandum” (PPM) for the purpose of acquiring additional investors.  The PPM offered up to $100,000,000 of Class A-1 membership units.  For the period ended December 31, 2008, the Company issued 63.25 units in connection with this offering.  The Company received proceeds of the offering (net of expenses) of $5,614,466.   For the period ended December 31, 2009, the company issued 241.33 units in connection with this offering.  The Company received proceeds of the offering (net of expenses) of $22,123,951.  The offering closed on October 20, 2009.

NOTE 14 -   FRANCHISE AGREEMENTS

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

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

For the years ended December 31, 2009, 2008 and 2007, the Company incurred royalties of $5,402,948, $6,172,495, and $5,852,019, respectively, and advertising and national media fees of $8,134,854, $8,741,272, and $7,978,134, respectively.

The franchise agreements include restrictions on the transfer of the franchise licenses and the sale or lease of the hotel properties without prior written consent of the franchisor.

NOTE 15 -   BENEFIT PLANS

The Company has a qualified contributory retirement plan (the Plan), under Section 401(k) of the Internal Revenue Code which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions may be made to the Plan by employees. Discretionary matching Company contributions of $69,385 and $68,543 were made in the years ended December 31, 2008 and 2007, respectively.  The Plan was changed to a Safe Harbor Plan effective for the 2008 calendar year.  This Plan requires a mandatory employer contribution.  Therefore, the Company accrued $137,135 for employer contributions for the 2008 calendar year.  The plan was converted back to a discretionary match during the fourth quarter 2009.  Therefore, the employer contributions expense for the first three quarters of 2009 was $116,020.

NOTE 16 -   COMMITMENTS AND CONTINGENCIES

The Company leases land for two of its Ft. Smith properties under the terms of operating ground lease agreements expiring August 2022 and May 2030.  The lease on the Ellensburg property was transferred with the sale of that hotel in 2009.  The Company has options to renew the other leases for periods that range from 5-30 years.  The Company has a prepaid land lease on the Portland hotels with a remaining balance of $3,635,595 on December 31, 2009.  This lease expires in June 2084.  Total rent expense for these leases for the years ended December 31, 2009, 2008 and 2007 was $321,916, $235,549, and $248,246, respectively.

Approximate future minimum rental payments for noncancelable operating leases in excess of one year are as follows:

2010	$237,475
2011	241,855
2012	246,366
2013	251,012
2014	255,798
Thereafter	6,994,127

$8,226,633

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

NOTE 17 -   RELATED PARTY TRANSACTIONS

Pursuant to a management agreement, The Summit Group, Inc. (a related party through common ownership and management control) provides management and accounting services for the Company.  The agreement provides for the Company to reimburse The Summit Group, Inc. for its actual overhead costs and expenses relating to the managing of the hotel properties.  At no time will the reimbursed management expenses exceed 4.5% of annual gross revenues.  For the periods ended December 31, 2009, 2008 and 2007, the Company paid reimbursed management expenses of $2,894,078, $4,186,593, and $4,122,048, respectively, and reimbursed accounting services of $589,012, $626,685, and $637,448, respectively.  The Company also reimbursed for maintenance and purchasing services of $530,457, $641,526, and $691,174, for the periods ended December 31, 2009, 2008, and 2007, respectively.   At December 31, 2009 and 2008, the Company had accounts payable of $252,113 and $572,919, respectively, to The Summit Group, Inc.  The Company cannot remove The Summit Group, Inc. as its manager except for cause as specified in the agreement.

As of December 31, 2009 and 2008, the Company had accounts payable to The Summit Group, Inc. for $242,135 and $2,600,260 relating to reimbursement and development expenses for 5 and 17 new hotel properties, respectively.  The Company reimbursed The Summit Group, Inc. for development expenses in the amount of $1,300,000 and $1,995,000 for the years ended December 31, 2009 and 2008, respectively.

In 2008, the Company issued a private placement memorandum (PPM) for the purpose of acquiring additional investors.  Summit Capital Partners, LLC (SCP), a related party through common ownership and management control, brokered securities related to the PPM for the company.  For the year ended December 31, 2008, capital contributions of $6,325,000 (cash proceeds received net of expenses equaled $5,614,466) was raised with the assistance of SCP.  Commission expense paid to SCP for the year ended December 31, 2008 was $206,625.  For the year ended December 31, 2009, capital contributions of $24,133,000 (cash proceeds received net of expenses equaled $22,123,951) was raised with the assistance of SCP.  Commission expense paid to SCP for the year ended December 31, 2009 was $570,600.

NOTE 18 -   SUBSEQUENT EVENTS

The Company and Fortress Credit Corp (“Fortress”) have agreed to the material terms of an extension of the Company’s loan with Fortress (“Fortress Loan”).  In March 2007 the Company entered into the Fortress Loan, in the amount of $99.7 million and with a maturity date of March 5, 2010.  To permit the parties to finalize the definitive documentation for the extension, Fortress has agreed to forbear from declaring a default or otherwise enforcing its rights under the Fortress Loan until April 5, 2010.  The extension is anticipated to be for a period of one year, with an option for an additional six month extension contingent on meeting certain requirements.

NOTE 19 -   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected consolidated quarterly financial data (in thousands, except per unit amounts) for 2009, 2008 and 2007 is summarized below.  The sum of the quarterly earnings (loss) per unit amounts may not equal the annual earnings per unit amounts due primarily to changes in the number of common units and common unit equivalents outstanding from quarter to quarter.  The matters which affect the comparability of our quarterly results include seasonality.

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007

		Three Months Ended
					Year Ended
	3/31	6/30	9/30	12/31	12/31

2009:
Total revenue	$29,301	$31,293	$32,211	$28,395	$121,200
Net income (loss) from continuing operations before minority interests	(1,698)	(1,619)	(6,914)	(6,375)	(16,606)
Less minority interests in operations of consolidated partnerships	(123)	(63)	393	(207)	-
Net income (loss) from continuing operations	(1,575)	(1,556)	(7,307)	(6,168)	(16,606)
Discontinued operations	104	1,697	(336)	-	1,465
Net income (loss) before income taxes	(1,471)	141	(7,643)	(6,168)	(15,141)
Less state income tax	-	-	(20)	20	-
Net income (loss)	$(1,471)	$141	$(7,623)	$(6,188)	$(15,141)

Net income (loss) per unit:	$(893.99)	$82.31	$(4,422.24)	$(3,482.31)	$(8,716.23)

2008:
Total revenue	$32,381	$35,556	$38,018	$29,152	$135,107
Net income (loss) from continuing operations before minority interests	459	2,688	5,337	(4,473)	4,011
Less minority interests in operations of consolidated partnerships	244	73	(158)	225	384
Net income (loss) from continuing operations	215	2,615	5,495	(4,698)	3,627
Discontinued operations	290	1,751	8,048	189	10,278
Net income (loss) before income taxes	505	4,366	13,543	(4,509)	13,905
Less state income tax	-	309	895	(378)	826
Net income (loss)	$505	$4,057	$12,648	$(4,131)	$13,079

Net income (loss) per unit:	$324.79	$2,609.29	$8,134.65	$(2,656.88)	$8,411.67

2007:
Total revenue	$25,855	$29,105	$30,590	$28,339	$113,889
Net income (loss) from continuing operations before minority interests	2,624	875	2,919	(2,500)	3,918
Less minority interests in operations of consolidated partnerships	333	219	(107)	333	778
Net income (loss) from continuing operations	2,291	656	3,026	(2,833)	3,140
Discontinued operations	6	3,561	2,076	5,944	11,587
Net income (loss) before income taxes	2,297	4,217	5,102	3,111	14,727
Less state income tax	72	411	298	(66)	715
Net income (loss)	$2,225	$3,806	$4,804	$3,177	$14,012

Net income (loss) per unit:	$1,431.02	$2,447.86	$3,089.73	$2,043.31	$9,012.19

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006

NOTE 20 -   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

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

	For the year ended December 31:
	2009	2008	2007

Total revenue	$121,199,736	$142,583,370	$136,638,460
Net income before minority interests	(15,293,861)	12,984,433	14,040,192
Minority interests in operations of consolidated partnerhips	-	384,269	777,762
Net income	$(15,293,861)	$12,600,164	$13,262,430

Net income per unit:	$(8,817.32)	$8,103.89	$8,529.83