Form 10-Q
period 2010-03-31
SUMMIT HOTEL PROPERTIES, LLC
filed 2010-05-14
CIK 1284609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010

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

The number of Class A Membership Units outstanding as of May 14, 2010, was 1,166.62 and the number of Class A-1 Membership Units outstanding as of May 14, 2010, was 437.83.

TABLE OF CONTENTS

	PART I
		Page

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (Unaudited)	4
	Condensed Consolidated Statement of Changes in Members’ Equity for the three months ended March 31, 2010 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26

	PART II
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Removed and Reserved	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2
	Exhibit 99.1

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)

	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,657,828	$8,239,225
Restricted cash	1,309,894	1,755,053
Trade receivables	3,729,368	2,608,198
Prepaid expenses and other	1,130,078	1,416,480
Total current assets	15,827,168	14,018,956

PROPERTY AND EQUIPMENT, NET	477,144,154	483,940,701

OTHER ASSETS
Deferred charges and other assets, net	4,396,268	4,828,185
Land held for sale	12,226,320	12,226,320
Other noncurrent assets	4,058,741	4,074,179
Restricted cash	292,043	331,190
Total other assets	20,973,372	21,459,874

TOTAL ASSETS	$513,944,694	$519,419,531

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$135,579,300	$134,370,900
Lines of credit	20,002,943	21,457,943
Accounts payable	901,532	1,088,265
Related party accounts payable	41,668	494,248
Accrued expenses	10,277,192	9,182,013
Total current liabilities	166,802,635	166,593,369

LONG-TERM DEBT, NET OF CURRENT PORTION	269,933,563	270,353,750

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A, 1,166.62 units issued and outstanding	58,084,578	60,451,469
Class A-1, 437.83 units issued and outstanding	33,839,366	34,330,877
Class B, 81.36 units issued and outstanding	1,542,638	1,891,187
Class C, 173.60 units issued and outstanding	(14,633,623)	(12,576,658)
Total Summit Hotel Properties, LLC members' equity	78,832,959	84,096,875
Noncontrolling interest	(1,624,463)	(1,624,463)
Total equity	77,208,496	82,472,412

TOTAL LIABILITIES AND MEMBERS' EQUITY	$513,944,694	$519,419,531

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009

REVENUES
Room revenues	$30,679,846	$28,686,179
Other hotel operations revenues	682,874	615,553
	31,362,720	29,301,732

COSTS AND EXPENSES
Direct hotel operations	10,927,218	9,788,922
Other hotel operating expenses	4,657,309	4,118,568
General, selling and administrative	5,803,990	5,551,915
Repairs and maintenance	934,148	1,811,556
Depreciation and amortization	6,850,564	5,622,664
Loss on impairment of assets	1,173,100	-
	30,346,329	26,893,625

INCOME FROM OPERATIONS	1,016,391	2,408,107

OTHER INCOME (EXPENSE)
Interest income	12,085	10,374
Interest (expense)	(5,567,197)	(4,116,650)
Gain (loss) on disposal of assets	(37,451)	(71)
	(5,592,563)	(4,106,347)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,576,172)	(1,698,240)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	104,280

NET INCOME (LOSS) BEFORE INCOME TAXES	(4,576,172)	(1,593,960)

STATE INCOME TAX (EXPENSE)	(152,483)	-

NET INCOME (LOSS)	(4,728,655)	(1,593,960)

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	(122,988)

NET INCOME (LOSS) ATTRIBUTABLE TO SUMMIT HOTEL PROPERTIES, LLC	$(4,728,655)	$(1,470,972)

BASIC AND DILUTED EARNINGS (LOSS) PER $100,000 CAPITAL UNIT	$(2,543.09)	$(893.97)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT (based on $100,000 investment)	1,859.41	1,645.43

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010

							Equity
	# of						Atributable to
	Capital						Noncontrolling
	Units	Class A	Class A-1	Class B	Class C	Total	Interest

BALANCES, JANUARY 1, 2010	1,859.41	$60,451,469	$34,330,877	$1,891,187	$(12,576,658)	$84,096,875	$(1,624,463)

Net Income (Loss)		(1,973,173)	(349,968)	(348,549)	(2,056,965)	(4,728,655)	-

Distributions to members		(393,718)	(141,543)	-	-	(535,261)	-

BALANCES, MARCH 31, 2010	1,859.41	$58,084,578	$33,839,366	$1,542,638	$(14,633,623)	$78,832,959	$(1,624,463)

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$(4,728,655)	$(1,593,960)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,850,564	5,666,740
Amortization of prepaid lease	11,850	-
Loss on impairment of assets	1,173,100	-
(Gain) loss on disposal of assets	37,451	71
Changes in current assets and liabilities:
Trade receivables	(1,121,170)	(892,612)
Prepaid expenses and other	286,402	(689,150)
Accounts payable and related party accounts payable	(639,313)	(286,014)
Accrued expenses	1,095,179	(398,067)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,965,408	1,807,008

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(204,556)	(8,570,552)
Purchases of other property and equipment	(578,095)	(2,292,063)
Proceeds from asset dispositions, net of closing costs	3,588	-
Restricted cash released (funded)	484,306	(387,257)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(294,757)	(11,249,872)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	2,426,869	-
Principal payments on long-term debt	(1,638,656)	(1,584,377)
Financing fees on long-term debt	(50,000)	(430,545)
Proceeds from issuance of notes payable and line of credit	-	239,350
Principal payments on notes payable and line of credit	(1,455,000)	(276,329)
Proceeds from equity contributions	-	4,793,384
Distributions to members	(535,261)	(2,843,471)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,252,048)	(101,988)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,418,603	(9,544,852)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	8,239,225	18,153,435

END OF PERIOD	$9,657,828	$8,608,583

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest, net of the amounts capitalized below	$5,451,651	$4,110,400

Interest capitalized	$-	$928,180

Cash payments for state income taxes	$12,328	$112,445

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL INFORMATION:

Construction in progress financed through related party accounts payable	$-	$1,642,270

Construction in progress financed through accounts payable	$-	$3,683,672

Construction in progress financed through issuance of debt	$-	$11,008,480

Issuance of long-term debt to refinance existing long-term debt	$-	$8,440,000

Conversion of debt to equity	$-	$2,449,150

(See Notes to Condensed Consolidated Financial Statements)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 1 -	SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on interim periods.  Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted.  Interim results may not be indicative of fiscal year performance because of seasonal and other factors.  These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K filing for the year ended December 31, 2009.  In management’s opinion, all adjustments made were normal and recurring in nature, and were necessary for a fair statement of the results of the interim period.  The December 31, 2009 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The condensed consolidated financial statements include the accounts of the Company and Summit Group of Scottsdale, Arizona, LLC.  The effects of all intercompany accounts and transactions have been eliminated.  The Company is a Class A Member and receives a 10% priority distribution on their capital contribution before distributions to other classes.  Class A members may also receive additional operating distributions based on their Sharing Ratio.  These additional distributions are determined by the managing member and are based on excess cash from operations after normal operating expenses, loan payments, priority distributions, and reserves.  Any income generated by the LLC is first allocated to Class A members up to the 10% priority return, therefore, there was no income allocated to the noncontrolling interest during the first quarter of 2010.

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

Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued an update (ASU No. 2010-06) to Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, to improve disclosure requirements regarding transfers, classes of assets and liabilities, and inputs and valuation techniques.  This update is effective for interim and annual reporting periods beginning after December 15, 2009.  The Company adopted this ASC update on January 1, 2010, and it had no material impact on the consolidated financial statements.

In February 2010, the FASB issued an update (ASU No. 2010-09) to ASC 855, Subsequent Events, by removing the requirement for an SEC filer to disclose the date through which that filer had evaluated subsequent events.  The Company has adopted this change and therefore has removed the related disclosure from the “Basis of Presentation.”

Future Adoption of Accounting Standards

Certain provisions of ASU No. 2010-06 to ASC 820, Fair Value Measurements and Disclosures, related to separate line items for all purchases, sales, issuances, and settlements of financial instruments valued using Level 3 are effective for fiscal years beginning after December 15, 2010.  The Company does not believe that this adoption will have a material impact on the financial statements or disclosures.

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

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

Our estimates of the fair value of financial instruments as of March 31, 2010, were determined using available market information and appropriate valuation methods.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

As of March 31, 2010, the fair value of our consolidated mortgage and other secured and unsecured loans aggregates $406,019,820, compared to the aggregate carrying value of $425,515,806 on our consolidated balance sheet.

FASB ASC 820 also requires that non-financial assets and non-financial liabilities be disclosed at fair value in the financial statements if these items occur regularly, such as in determining impairment loss or the value of assets held for sale as described below.

The following tables summarize the changes in fair value of our Level 3 (unobservable inputs) non-financial assets for the three  months ended March 31, 2010 (refer to following sections for more details of the transactions):

Fair Value Measurement of Non-Financial Assets Using Level 3 Inputs

Beginning balance at January 1, 2010	$12,226,320
Add property subject to impairment evaluation	5,748,995
Less depreciation	(75,895)
Less impairment	(1,173,100)
Ending balance at March 31, 2010	$16,726,320

Impairment for the first quarter of 2010 included in earnings attributable to the change in unrealized losses relating to assets not held for sale.	$(1,173,100)

The March 31, 2010 ending balance of $16,726,320 is comprised of land held for sale with a fair value of $12,226,320 and the Memphis, TN Courtyard with a fair value of $4,500,000.

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

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

During 2009, the Company has determined that six land parcels were deemed to be impaired and written down to their fair market value.  Carrying value of the assets exceeded fair value by $6,332,736, with fair value being determined by reference to the estimated quoted market prices of such assets as defined in Level 3 Inputs as discussed under previous Fair Value paragraph.  An impairment loss of that amount has been charged to operations in 2009.   During the first quarter of 2010, the Company has determined that the Courtyard hotel in Memphis, TN was deemed to be impaired and written down to its fair market value.  An impairment loss of $1,173,100 has been charged to operations in 2010.

Assets Held for Sale

During the period, the Company completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes is either non-core or no longer complement the business as required by FASB ASC 360.  The Company has committed to sell six parcels of land that were originally purchased for development and thus, their net book value, as defined in Level 3 Inputs, is recorded as assets held for sale as of March 31, 2010.

Assets held for sale at March 31, 2010 and December 31, 2009 are comprised of the following:

	2010	2009

Land	$12,226,320	$12,226,320

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

Discontinued Operations

In accordance with FASB ASC 360, the Company classifies its condensed consolidated financial statements of operations for the three month periods ended March 31, 2010 and 2009, and its condensed consolidated balance sheet as of March 31, 2010.  This presentation reflects discontinued operations of the two consolidated hotel properties sold, or to be sold pursuant to the plan for hotel dispositions.  This classification has no impact on the Company’s net income or the net income per capital unit.  The two hotel properties are located in St. Joseph, MO and Ellensburg, WA.   These hotels were sold during 2009 for approximately $6,810,000.

Condensed financial information of the results of operations for these hotel properties included in discontinued operations for the three month periods ended March 31, 2010 and 2009 are as follows:

	2010	2009

REVENUES	$-	$510,654

COSTS AND EXPENSES
Direct hotel operations	-	159,977
Other hotel operating expenses	-	65,326
General, selling and administrative	-	100,635
Repairs and maintenance	-	17,705
Depreciation and amortization	-	44,076
	-	387,719

INCOME FROM OPERATIONS	-	122,935

OTHER INCOME (EXPENSE)
Interest income	-	116
Interest (expense)	-	(18,771)
	-	(18,655)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$-	$104,280

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

(continued on next page)

SUMMIT HOTEL PROPERTIES, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

Accrued Expenses

Accrued expenses at March 31, 2010 and December 31, 2009 are as follows:

	2010	2009

Accrued taxes	$5,373,217	$5,238,690
Accrued salaries and benefits	1,882,518	1,400,729
Accrued interest	1,419,545	1,303,999
Other accrued expenses	1,601,912	1,238,595

	$10,277,192	$9,182,013

Note Obligations

The Fortress Credit Corp. note with a current balance of $84,753,176 has a scheduled maturity date of March 2010, so it has been included in the current maturities section of the balance sheet.   To permit the parties to finalize the definitive documentation for the extension, Fortress has agreed to forbear from declaring a default or otherwise enforcing its rights under the Fortress loan until May 17, 2010.  The extension is anticipated to be for a period of one year, with an option for an additional six month extension contingent on meeting certain requirements.

Related Parties

Pursuant to a management agreement, The Summit Group, Inc. (a related party through common ownership and management control) provides management and accounting services for the Company.  The agreement provides for the Company to reimburse The Summit Group, Inc. for its actual overhead costs and expenses relating to the managing of the hotel properties.  At no time are the reimbursed management expenses to exceed 4.5% of annual gross revenues.  For the three months ended March 31, 2010 and 2009, the Company reimbursed management expenses of $754,634 and $839,258, respectively.  The Company reimbursed accounting services of $163,008 and $153,256 for the three months ended March 31, 2010 and 2009, respectively. The Company also reimbursed for maintenance and purchases services of $25,783 and $166,296 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and December 31, 2009, the Company had accounts payable to The Summit Group, Inc. for $41,668 and $494,248 relating to reimbursement of management and development expenses.

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

Capitalized Development and Interest Costs

The Company capitalizes all hotel development costs and other direct overhead costs related to the purchase and construction of hotels.  Additionally, the Company capitalizes the interest costs associated with constructing new hotels.  Capitalized development, direct overhead and interest are depreciated over the estimated lives of the respective assets once the assets are placed in service.  Organization and start-up costs are expensed as incurred.  For the three month periods ended March 31, 2010 and 2009, the Company capitalized interest of $0 and $928,180, respectively.

Impairment of Long-Lived Assets

We consider each individual hotel to be an identifiable component of our business.  In accordance with FASB ASC 360 “Property, Plant and Equipment” we do not consider a hotel as “held for sale” until the potential transaction has been approved by our Board, as may be required, and it is probable that the sale will be completed within one year. We do not consider a sale to be probable until a buyer’s due diligence review is completed and all substantive conditions to the buyer’s performance have been satisfied.  Once a hotel is “held for sale,” the operations related to the hotel will be included in discontinued operations.

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

Management has identified six land parcels that the Company intends to sell and no longer develop.  These parcels were deemed to be impaired and written down to their fair market value during the year ended December 31, 2009.  An impairment loss of $6.3 million was recognized.

In addition, during the first quarter of 2010, the Company determined that its Memphis, Tennessee Courtyard hotel was impaired and was written down to the fair market value.  An impairment loss of $1.2 million was recognized.

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

Results of Operations

The following discussion presents an analysis of results of our operations for the three months ended March 31, 2010 and March 31, 2009.

Our operating results declined for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Because the Company owned four more hotels we generated higher revenues in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The Company completed construction of six new hotels during 2009, and the revenues generated from these hotels have not yet stabilized.  Even though these new hotels have generated additional revenues, they did not generate revenues sufficient to pay for all of the expenses incurred in operating these new hotels, causing a decline in Net Income.

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

Management utilizes a variety of indicators to compare the financial and operating performance of the hotels between periods, as well as the performance of individual hotels or groups of hotels.  The key indicators we use include: occupancy percentage rate which is the percentage of hotel guestrooms occupied divided by the number of guestrooms available for occupancy; average daily rate (ADR) which is the average rental rate charged to guests; and revenue per available room (RevPAR) which is the product of the occupancy rate and ADR.  Each of these indicators is also commonly used throughout the hotel industry.  Because the number of hotels we own each year is variable, we believe these indicators give a better indication of our performance.

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Revenues

Total revenue from continuing operations for the three months ended March 31, 2010 was $31.4 million, compared to $29.3 million during the three months ended March 31, 2009.  This is an increase of 7.0%.  The increase was primarily caused by revenues generated by the six new hotels opened by the Company during 2009, despite the sale of two hotels during 2009.

The key indicators for the Company’s hotel performance for the three months ended March 31, 2010 and 2009 are set forth in the following table.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009	Increase/(Decrease)
All Company Hotels
RevPAR	$52.18	$55.18	$(3.00)
Average Daily Rate	$87.49	$91.44	$(3.95)
Occupancy Rate	59.64%	60.35%	(0.71%)

Management attributes a significant portion of the decline in occupancy rates and average daily rates (ADRs) at our hotels to the nationwide recession and its effects on the hotel industry.  Due to the significant decline in the national economy, many business and leisure travelers have cancelled or postponed travel plans.  As a result, occupancy rates at hotels throughout the United States have declined.  Because of the lower occupancy rates, many hotel operators have lowered their room rates in an attempt to be more competitive.  Consequently, we were also forced to lower room rates throughout 2009 to remain competitive in our markets.  In addition, new hotels generally open with lower occupancy rates and ADRs, as was the case with the Company’s six new hotels opened during 2009.  Thus, these new hotels caused a further reduction in our portfolio occupancy rates and ADR.  Although occupancy rates and ADRs declined throughout 2009, these rates started to stabilize during the first quarter of 2010 and management anticipates that these rates will continue to stabilize through the remainder of 2010.

We continue to focus our efforts on revenue management to ensure that each of our hotels maximizes its revenues each day by attaining the optimum balance between ADR and occupancy rate.  Further, we continue to emphasize marketing at our newer hotels so that they continue to stabilize, despite the challenges caused by the economy.

Hotel Operating Expenses

Our hotel operating expenses increased as a percentage of revenues, and totaled $30.3 million for the three months ended March 31, 2010, which was 96.8% of our revenues, compared to $26.9 million for the three months ended March 31, 2009, which was 91.8% of our revenues. The increase in the percentage of operating expenses to revenues was for three primary reasons: first, the new hotels opened by the Company during 2009 are not yet generating sufficient revenues to cover their operating expenses; second, depreciation and amortization expense increased by over $1.2 million from the first quarter of 2009 to the first quarter of 2010 due to the six new hotels constructed by the Company during 2009; and third, an impairment loss of $1.2 million was charged to operations during the quarter ended March 31, 2010.

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

Due to the decline in occupancy rates and ADR, management has re-focused its efforts on operating our hotels efficiently and reducing expenses, but without sacrificing a high-quality guest experience. Despite the increase in the percentage of operating expenses to revenues during the three months ended March 31, 2010 compared to the three months ended March 31, 2009, because of the Company’s efforts to reduce expenses, the Company continues to generate positive Net Cash from Operations (as defined below).

Net Cash From Operations – Non-GAAP Financial Measure

The Company generated Net Cash from Operations of $2.2 million during the three months ended March 31, 2010, compared to $0.6 million during the three months ended March 31, 2009. Net Cash from Operations as defined in the Company’s Operating Agreement is gross cash proceeds from the Company’s operations and disposition of assets, less the portion used to pay the established reserves, debt payments, capital improvements, replacements and contingencies, all as determined by the Company Manager. Management believes this non-GAAP financial measure is significant because many members are highly interested in the Company’s cash flow, which reflects its ability to reinstate distributions to its members including the Priority Return payments.  The amended Fortress loan provisions are anticipated to require the Company to suspend all distribution to members.  The Company will reinstate making Priority Return payments at such time as management determines it is prudent and the Company is no longer subject to loan covenants restricting such payments. Please see the attached Exhibit 99.1 for a reconciliation of Net Cash from Operations to Net Income (Loss).

Depreciation

Our depreciation and amortization expenses totaled $6.9 million for the three months ended March 31, 2010, and $5.6 million for the three months ended March 31, 2009.  Our buildings and major improvements are recorded at cost and depreciated using the straight-line method over 27 to 40 years, the estimated useful lives of the assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 2 to 15 years. Periodically, we adjust the estimated useful life of an asset based upon our current assessment of the remaining utility of such asset.

Management Expense

We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager.  During the three months ended March 31, 2010, we reimbursed The Summit Group $754,634 in hotel management and Company Manager expenses, which was 2.41% of our total revenues from continuing operations.  In the three months ended March 31, 2009, we reimbursed The Summit Group $839,258 in hotel management and Company Manager expenses, which was 2.86% of our total revenues from continuing operations.  The reduction in management expense is due to the Company’s efforts to reduce expenses during the economic downturn.

Repairs and Maintenance

We incurred $0.9 million in repair and maintenance expenses for the three months ended March 31, 2010, and $1.8 million in repair and maintenance expenses for the three months ended March 31, 2009.  Our repair and maintenance expense has declined because the Company has not yet scheduled any renovations for 2010. Normal maintenance and repair costs are expensed as they are incurred.  Hotel development costs and other direct overhead costs related to the purchase and construction of hotels are capitalized.  Expenses related to remodeling hotels are expensed to the extent permitted by generally accepted accounting principles.  The Company has seven hotels which are scheduled for regular franchise-required renovations during 2010.  The Company has obtained extensions of the renovation schedule for four of these properties, such that the renovations will not be due until 2011.  The Company and franchise companies are still negotiating concerning the scope of the remaining three renovations.

Net Income (Loss)

Net Income (Loss) Attributable to Summit Hotel Properties, LLC for the three months ended March 31, 2010 was ($4.7 million) compared to ($1.5 million) for the three months ended March 31, 2009.  Income (Loss) from Continuing Operations decreased from ($1.7 million) for the three months ended March 31, 2009 to ($4.6 million) for the three months ended March 31, 2010.  We generated Earnings (Loss) Per Unit of ($2,543) for the three months ended March 31, 2010 compared to ($894) for the three months ended March 31, 2009.  Net Income (Loss) Attributable to Summit Hotel Properties, LLC decreased during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to the Company’s six new hotels which have not yet stabilized revenues, a $1.2 million loss on impairment of assets during the first quarter of 2010, a $1.2 million increase in depreciation and amortization expense in the first quarter 2010 compared to the first quarter 2009, and a $1.5 million increase in interest expense due to the additional debt on the six new hotels.

Seasonality and Diversification

The hotel and leisure industry is seasonal in nature; however, the periods during which our properties experience higher hotel revenue activities vary from property to property and depend principally upon location. Our revenues historically have generally been lower in the first and fourth quarters than in the second or third quarters.

Liquidity and Capital Resources

Cash From Operating Activities

Cash generated from hotel operations is the primary source of funding for operational expenses, debt service and distributions to members.  We anticipate that cash flow from operations will be sufficient to fund operational expenses and debt service.  Based upon the negotiated terms of a loan extension with Fortress Credit Corp., we anticipate reserving all excess cash for the purpose of paying down our debt.  We maintain a cash reserve to fund anticipated and unanticipated shortfalls in liquidity.  The cash reserve balance is reviewed and adjusted on a monthly basis to reflect anticipated decreases in revenues resulting from seasonal fluctuations, declines in revenues resulting from significant events affecting the projected industry revenues, and planned major capital expenditures.  Our line of credit that has been used to fund acquisition, construction or working capital needs does not have additional funds available at this time.

We generated $3.0 million in cash from operating activities during the three months ended March 31, 2010 compared to $1.8 million during the three months ended March 31, 2009.  The increase in cash generated from operations, despite the decline in Net Income, was primarily due to the increase in the non-cash expenses of Depreciation and Amortization expense and Loss on Impairment of Assets, as well as an increase of $1.5 million in accrued expenses.

The Company experienced declining occupancy rates in 2008 and 2009 due to the nationwide recession and because of over-building of hotels in many markets.  As occupancy rates declined, we were forced to reduce room rates at many of our hotels in order to remain competitive.  In addition, due to our rapid pace of construction and acquisition of new hotels beginning in 2007 continuing through 2009, the total amount of our debt increased quickly.  Because these new hotels recently opened, however, they are not yet generating sufficient cash to fund their operations and debt payments.  The stabilization period for our new hotels has been significantly longer than was originally projected because of the severe nationwide downturn in the hotel industry.  As construction has been completed on all of our new hotels, the construction loans have begun amortizing.  Consequently, the Company’s monthly requirements for principal and interest payments have increased.

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

Cash From Investing Activities

The Company used only $0.3 million of cash in investing activities during the quarter ended March 31, 2010, compared to $11.2 million of cash used in investing activities during the quarter ended March 31, 2009.  The primary reason for the significant decline is that six hotels were under construction during the first quarter of 2009, but no hotels were under construction during the first quarter of 2010.  Thus, the Company was not required to fund costs and expenses related to new hotel construction.  In addition, certain of our borrowing arrangements require that we maintain cash reserves for payment of property taxes, insurance and maintenance expenses of our hotels.  These restricted funds are for use only at the hotels financed by the respective lender requiring the reserve.  As of March 31, 2010, $1.6 million of cash on our balance sheet was classified as restricted.  We had a net cash decrease of $0.5 million during the three months ended March 31, 2010 due to cash being released from restricted accounts to fund property insurance and taxes.

Management periodically reviews our hotel investments to determine whether any assets no longer meet our investment standards, are located in markets in which we no longer desire to own hotels, or no longer complement our core business.  In such cases we take steps to dispose of such hotels at commercially reasonable prices and terms.  We can provide no assurance that we will be able to complete such dispositions in reasonable time frames or upon reasonable terms.  During the three month periods ended March 31, 2010 and 2009, the Company did not dispose of any hotel assets.

Due to the economic recession and decline in the hotel industry that occurred during 2008 and 2009, as well as the increasing difficulty in obtaining financing for hotel projects, the Company has sought to reduce its exposure to costs, expenses and financing requirements related to construction and development activities. Thus, the Company did not acquire additional parcels of land for development during 2009 or the three months ended March 31, 2010.  In addition, the Company did not start any new hotel construction during 2009 or the three months ended March 31, 2010.  For additional information, see Construction and Development Requirements below.

Cash From Financing Activities

Proceeds from the issuance of long-term debt and Notes Payable generated $2.4 million during the three months ended March 31, 2010 and $0.2 million during the three months ended March 31, 2009.  The Company also received proceeds from equity contributions in the amount of $0 and $4.8 million during the three months ended March 31, 2010 and 2009, respectively.  These funds were primarily used to fund new hotel construction.

We have historically made monthly Priority Return distributions to Class A and Class A-1 members.  In addition, prior to 2009 during April, July and October, we have distributed excess cash resulting from hotel operations to Class A, Class A-1, Class B and Class C members.  Distributions to members were made in the amounts of $0.5 million and $2.8 million during the three months ended March 31, 2010 and 2009, respectively.  The reduction in distributions was because effective January 1, 2010, the members’ Priority Return payments were reduced to 25% of the regular amount, and as of March 31, 2010, the payments were suspended.  The unpaid Priority Returns continue to accrue and will be paid at such time as is permitted by the Company’s lenders and sufficient cash is available.

Additional Information Concerning Sources and Uses of Cash

Major capital improvements on existing hotels and the acquisition or construction of new hotels is funded primarily through financing with commercial lenders and equity contributions.  At this time, the Company does not anticipate acquiring, or starting construction on any new hotels until such time as the United States economy strengthens and debt and equity financing are in place. The Company did not acquire any hotels and did not start any new hotel construction projects during 2009 or the three months ended March 31, 2010.  As of May 14, 2010, the Company does not have any hotels under contract for purchase and no new hotel construction is yet scheduled for 2010.

Construction was completed on six hotels during 2009, and the Company does not currently have any hotels under construction.  There are final expenses on a few of the construction projects completed in 2009 remaining to be paid, and these are funded by the Company’s bank loans, including the following:

•
We have a loan with Fortress Credit Corp. for the purpose of financing our equity requirements for the acquisition, development and construction of real estate and hotel properties. This loan has matured and Fortress and the Company are in the process of finalizing documents to refinance the loan.  As of March 31, 2010, the outstanding balance of the loan was $84.8 million.  The loan carries a variable interest rate of 30-day LIBOR plus 875 basis points, of which LIBOR plus 575 basis points is paid current, and the remainder accrues until maturity.  The parties are negotiating a twelve-month maturity date extension, with an additional six-month extension possible based upon compliance with certain covenants.  The loan is secured by a pledge of 49% of the membership interests of our wholly-owned subsidiaries.  For additional information concerning the Fortress loan, see Recent Developments below.

•
We have a $28.2 million line of credit with First National Bank of Omaha for the purpose of temporarily funding acquisitions and construction of new hotels (“Acquisition Line of Credit”).  The Acquisition Line of Credit carries an interest rate at 90-day LIBOR plus 4.0%, with a floor of 5.5%. The borrowings under the Acquisition Line of Credit are repaid as permanent financing and equity sources for such acquisitions are secured.  Two hotels are currently financed by the Acquisition Line.  The outstanding balance on the Acquisition Line of Credit as of March 31, 2010 was $22.1 million and $10.1 million on March 31, 2009.  The $28.2 million available under the Acquisition Line is roughly equivalent to the principal balance outstanding plus amounts outstanding under letters of credit issued by First National Bank of Omaha.  As a result, we will need to refinance or otherwise pay down the principal balance on the Acquisition Line of Credit prior to being able to access the Line for additional funds. We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00, and may not incur more than $450 million in debt without lender approval.  The Acquisition Line of Credit matures on June 24, 2010.  We anticipate extending the maturity date prior to June 24, 2010.

•
In addition, we have a $35 million credit pool with First National Bank of Omaha for the permanent financing of hotels.  We will be unable to finance additional hotels from the credit pool until we have refinanced or otherwise paid down loans currently financed under the credit pool. Each loan from the credit pool is classified as either a Pool One loan or a Pool Two loan.  Loans from Pool One pay interest only for a maximum of two years, and carry an interest rate of 90 -day LIBOR plus 4.0%, with a floor of 5.5%.  Loans from Pool Two are for a term of five years, and principal and interest payments are based upon a twenty-year amortization schedule.  The Pool Two loans carry an interest rate of 90-day LIBOR plus 4.0%, with a floor of 5.25%.  The outstanding balance on the Credit Pool as of March 31, 2010 was $45.0 million and $49.0 million on March 31, 2009.  We are required to maintain a minimum aggregate debt service coverage ratio of 1.50 to 1.00, and may not incur more than $450 million in debt without lender approval.

•
On June 29, 2009, the Company entered into a loan with Bank of the Ozarks to fund the land acquisition and construction of the Hyatt Place hotel located in Portland, Oregon.  The loan is in the amount of $7.4 million, but based on the hotel’s performance, the Company has the opportunity to increase the loan amount to $10.8 million.  The loan carries a variable interest rate of the three-month LIBOR plus 400 basis points, with a floor of 6.75%.  The loan matures in June 2012, with two one-year extensions available.  The outstanding balance as of March 31, 2010 was approximately $6.4 million.

•
On October 3, 2008, the Company entered into a loan with Bank of the Cascades in the amount of $13.27 million to fund the land acquisition and construction of the Residence Inn hotel located in Portland, Oregon.  The loan carries a variable interest rate of the Bank of the Cascades prime rate, with a floor of 6%, and matures in September 2011, with a one-year extension available.  The outstanding balance as of March 31, 2010 was $12.6 million.

•
On September 17, 2008, the Company entered into a loan with Compass Bank in the amount of $19.3 million to fund the construction of a Courtyard by Marriott hotel located in Flagstaff, Arizona.  The loan carried a variable rate of the prime rate minus 25 basis points, and matures in May 2018.  The outstanding principal balance as of March 31, 2010 was $16.0 million.

•
On December 9, 2009, the Company entered into two loans with National Western Life Insurance Company in the amount of $5.35 million to refinance the debt on the Springhill Suites, and in the amount of $8.65 million to refinance the debt on the Courtyard by Marriott, both located in Scottsdale, Arizona.  The loans carry a fixed rate of interest at 8%, and they mature on January 1, 2015, with one ten-year extension available.  The outstanding principal balances as of March 31, 2010 were $5.3 million and $8.6 million.

In addition to the above, we have long-term financing with regional or national banks for our existing hotels.  As of March 31, 2010, 48.87% of our long-term debt on the hotels carried a fixed interest rate.  Certain of these loans may contain provisions requiring maintenance of specific leverage ratios or replacement reserves.

We have $135.6 million in outstanding debt maturing during 2010, which includes $7.4 million in regular principal payments due, but does not include amounts outstanding on our lines of credit.  Of this, $84.8 million was due as of March 31, 2010 on the Fortress Credit Corp. (“Fortress”) loan which matured March 5, 2010.  The Company and Fortress have reached agreement concerning the major terms for an extension of the maturity date.  As a result, Fortress granted a forbearance, and extensions of the forbearance, to the Company until May 17, 2010 so that the Company and Fortress have sufficient time to finalize negotiations of the extension documents.  A portion of the available funds under the Fortress loan were advanced to pay interest payments on the loan.  Thus, the Company did not pay interest on the Fortress loan from cash flow.  It is anticipated that the interest rate on the Fortress loan will increase to 30-day LIBOR plus 875 basis points, with LIBOR plus 575 basis points being paid current, and the remainder accruing until maturity.  There is also a LIBOR floor of 2.0%.  Thus, beginning March 5, 2010, the Company started making an additional $6.5 million in annual interest payments.

In addition to the Fortress loan, the Company has $43.4 million of loans with other lenders maturing during 2010.  Credit is increasingly difficult to obtain for hotel projects.  The Company anticipates that the maturing loans will be refinanced by the lenders who currently hold the loans, although the terms of the refinanced loans may be somewhat more onerous than exist in the current loans.  The Company has not yet identified replacement lenders for any of these maturing loans and has not yet received commitments from the existing lenders to refinance these loans, however, the Company continues to make all required debt payments on all of its debt.  Thus, we believe these loans have a good possibility of being refinanced by the existing lenders.  We also anticipate that we will generate funds from operations or from asset sales which may be used to pay down loans that cannot be refinanced. However, financing is increasingly difficult to obtain and there is no assurance that we will be able to refinance our indebtedness as it becomes due, and if we are able to secure financing, that it will be on favorable terms.

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

Due to our significant reliance on financing for the acquisition and construction of hotels, changes in interest rates and underwriting parameters may affect our ability to acquire or build hotels which meet our investment objectives.  As a result of the current conditions in the banking industry and general economy, many lenders are not offering new commercial loans, or if they do offer such loans, the terms and conditions are restrictive.  We have experienced increasing difficulties obtaining financing for our hotels, particularly construction financing, on reasonable terms and conditions.  Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at terms similar to those on credit facilities currently financing our hotels.  As of March 31, 2010, approximately 51.13% of our long-term indebtedness carried variable interest rates which increase or decrease with general interest rates changes.

Construction and Development Requirements

We have several parcels of land that are held for future development and construction, or sale.  The properties under construction and held for development as of March 31, 2010 are described in the table below:

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

(1)
Construction will not begin on any hotel until debt and equity financing are in place and management has determined that market conditions are appropriate.  Thus, no hotels are scheduled for construction as of May 14, 2010.

(2)	Number of units and franchise indicate our plans as of May 14, 2010, which are subject to change.

The hotels to be constructed are expected to be financed through future loans from commercial lenders, proceeds received from the sale of a hotel, or equity contributions.

Recent Developments

The Company and Fortress Credit Corp. (“Fortress”) have agreed to the material terms of an extension of the Company’s loan with Fortress (“Fortress Loan”).  In March 2007 the Company entered into the Fortress Loan, in the amount of $99.7 million and with a maturity date of March 5, 2010.  To permit the parties to finalize definitive documentation for the extension, Fortress agreed to forbear from declaring a default or otherwise enforcing its rights under the Fortress Loan.  As of May 14, 2010, such forbearance has been extended through May 17, 2010.  The loan extension is anticipated to be for a period of one (1) year, with an option for an additional six (6) month extension contingent on meeting certain requirements.  Furthermore, the interest rate will be 30-day LIBOR plus 8.75%, subject to a LIBOR floor of 2.0%.  LIBOR plus 5.75% will be paid current, and the remainder will be accrued until maturity.

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

Acquisitions and Dispositions

Since December 31, 2009, we have not entered into any contracts to acquire or sell development land or hotels.

Commitments and Contingencies

As of March 31, 2010, the Company does not have any material outstanding construction contracts.  Construction will not begin on any new properties until such time as construction financing and equity are in place and management has determined that market conditions are appropriate.

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

As of March 31, 2010, 48.87% of our debt carried fixed interest rates, and 51.13% carried variable interest rates.  As of March 31, 2010, our fixed interest rate debt totaled $207.9 million.  Our variable interest rate debt totaled $217.6 million as of March 31, 2010, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit.  Assuming no increase in the amount of our variable rate debt, if the interest rates on our variable rate long-term debt were to increase by 1.0%, our cash flow would decrease by approximately $2,176,000 per year.

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

As our debts mature, the financing arrangements which carry fixed interest rates will become subject to interest rate risk.  None of our fixed interest rate debt matures during 2010.

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

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

In its Quarterly Report filed on Form 10-Q on May 15, 2009, the Company reported the filing of a civil complaint by a former employee against the Company, The Summit Group, Inc., Kerry W. Boekelheide and Trent Peterson. On July 10, 2009 Kerry W. Boekelheide was dismissed from the lawsuit, as reported in the Company’s Quarterly Report filed on Form 10-Q on August 14, 2009.  During the three months ended March 31, 2010, there were no material developments concerning this proceeding.

In addition, the Company reported in its Quarterly Report filed on Form 10-Q on May 15, 2009 that the Company had a complaint filed against it with the US Department of Labor/Occupational Safety and Health Administration  by a former employee.  During the three months ended March 31, 2010, there were no material developments concerning this proceeding.

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

Item 1A.  Risk Factors

The Company’s annual report on Form 10-K filed on or about March 31, 2010 (the “annual report”) sets forth a number of risk factors and other information which should be carefully considered. In addition to the risks described in the annual report, management believes that another risk factor has developed as described below.  Furthermore, in addition to the risks described in the annual report, we are subject to a number of other risks and uncertainties which we may not be aware of or which we currently deem to be immaterial to our business operations.  If any of such risks or other risks occur, our business, financial condition, operating results and cash flows could be adversely affected.

New governmental regulations and noncompliance therewith could adversely affect our operations and financial condition.

We are subject to certain requirements and potential liabilities under various federal, state and local laws, ordinances and regulations.  A number of regulatory measures that could significantly affect our business have recently been passed or are under consideration.   For example, recently enacted health care reform legislation, known as the Patient Protection and Affordable Care Act (“PPACA”), initiates sweeping changes to health care in the United States.  We may be required to amend our health care plans to provide affordable coverage to all of our employees, which may result in a significant increase in the employee benefit expense incurred by the Company.  Furthermore, Congress is currently considering significant financial reform legislation which could significantly affect our ability to obtain affordable bank financing, and potentially increase the time and cost of securing additional equity for our hotel projects.  The costs and administrative burdens associated with compliance with new or amended laws and regulations could negatively affect our business, financial condition, results of operations and our ability to reinstate distributions to our members.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Removed and Reserved

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

SUMMIT HOTEL PROPERTIES, LLC

Date: May 14, 2010	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Chief Executive Officer and Manager

Date: May 14, 2010	By:	/s/ Daniel P. Hansen
Daniel P. Hansen
Chief Financial Officer and Manager

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 - Chief Financial Officer.
32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer.
32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Financial Officer.
99.1	Reconciliation of Non-GAAP Financial Measure