Form 10-Q
period 2010-06-30
SUMMIT HOTEL PROPERTIES, LLC
filed 2010-08-16
CIK 1284609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
 ☐ Yes      ☒ No

The number of Class A Membership Units outstanding as of August 13, 2010, was 1,166.62 and the number of Class A-1 Membership Units outstanding as of August 13, 2010, was 437.83.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (Unaudited)	4
	Condensed Consolidated Statement of Changes in Members’ Equity for the six months ended June 30, 2010 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29

PART II
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Removed and Reserved	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
	Exhibit 2.1
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 (Unaudited) AND DECEMBER 31, 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,326,378	$8,239,225
Restricted cash	1,385,341	1,755,053
Trade receivables	4,416,070	2,608,198
Prepaid expenses and other	1,075,001	1,416,480
Total current assets	18,202,790	14,018,956

PROPERTY AND EQUIPMENT, NET	460,632,473	482,767,601

OTHER ASSETS
Deferred charges and other assets, net	4,971,985	4,828,185
Land held for sale	23,242,004	12,226,320
Other noncurrent assets	4,043,232	4,074,179
Restricted cash	615,692	331,190
Total other assets	32,872,913	21,459,874

TOTAL ASSETS	$511,708,176	$518,246,431

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$134,392,600	$134,370,900
Lines of credit	20,002,943	21,457,943
Accounts payable	1,144,639	1,088,265
Related party accounts payable	373,260	494,248
Accrued expenses	10,459,194	9,182,013
Total current liabilities	166,372,636	166,593,369

LONG-TERM DEBT, NET OF CURRENT PORTION	270,200,679	270,353,750

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A, 1,166.62 units issued and outstanding	57,219,292	59,961,958
Class A-1, 437.83 units issued and outstanding	33,685,897	34,244,056
Class B, 81.36 units issued and outstanding	1,389,790	1,804,718
Class C, 173.60 units issued and outstanding	(15,535,655)	(13,086,957)
Total Summit Hotel Properties, LLC members' equity	76,759,324	82,923,775
Noncontrolling interest	(1,624,463)	(1,624,463)
Total equity	75,134,861	81,299,312

TOTAL LIABILITIES AND MEMBERS' EQUITY	$511,708,176	$518,246,431

See Note to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUES
Room revenues	$35,258,817	$30,789,382	$65,938,663	$59,475,561
Other hotel operations revenues	590,909	502,761	1,273,783	1,118,314
	35,849,726	31,292,143	67,212,446	60,593,875

COSTS AND EXPENSES
Direct hotel operations	12,099,208	10,683,710	23,026,426	20,472,632
Other hotel operating expenses	4,519,733	4,032,428	9,177,042	8,150,996
General, selling and administrative	6,293,072	6,419,013	12,097,062	11,970,928
Repairs and maintenance	1,140,020	1,826,046	2,074,168	3,637,602
Depreciation and amortization	6,671,258	5,761,056	13,521,822	11,383,720
	30,723,291	28,722,253	59,896,520	55,615,878

INCOME FROM OPERATIONS	5,126,435	2,569,890	7,315,926	4,977,997

OTHER INCOME (EXPENSE)
Interest income	11,474	8,045	23,559	18,419
Interest (expense)	(7,133,904)	(4,221,005)	(12,701,101)	(8,337,655)
Gain (loss) on disposal of assets	(1,938)	24,631	(39,389)	24,560
	(7,124,368)	(4,188,329)	(12,716,931)	(8,294,676)

INCOME (LOSS) FROM CONTINUING
OPERATIONS	(1,997,933)	(1,618,439)	(5,401,005)	(3,316,679)

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS	-	1,696,264	-	1,800,544

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,997,933)	77,825	(5,401,005)	(1,516,135)

STATE INCOME TAX (EXPENSE)	(75,702)	-	(228,185)	-

NET INCOME (LOSS)	(2,073,635)	77,825	(5,629,190)	(1,516,135)

NET INCOME (LOSS) ATTRIBUTABLE TO
NONCONTROLLING INTEREST	-	(62,924)	-	(185,912)

NET INCOME (LOSS) ATTRIBUTABLE TO
SUMMIT HOTEL PROPERTIES, LLC	$(2,073,635)	$140,749	$(5,629,190)	$(1,330,223)

BASIC AND DILUTED EARNINGS
PER $100,000 CAPITAL UNIT	$(1,115.21)	$82.16	$(3,027.41)	$(792.13)

WEIGHTED AVERAGE NUMBER OF UNITS
OUTSTANDING FOR CALCULATION OF
BASIC AND DILUTED EARNINGS PER
CAPITAL UNIT (based on $100,000 investment)	1,859.41	1,713.14	1,859.41	1,679.29

See Note to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)
							Equity
	# of						Attributable to
	Capital						Noncontrolling
	Units	Class A	Class A-1	Class B	Class C	Total	Interest
BALANCES, JANUARY 1, 2010	1,859.41	$59,961,958	$34,244,056	$1,804,718	$(13,086,957)	$82,923,775	$(1,624,463)

Net Income (Loss)	-	(2,348,948)	(416,616)	(414,928)	(2,448,698)	(5,629,190)	-

Distributions to members	-	(393,718)	(141,543)	-	-	(535,261)	-

BALANCES, JUNE 30, 2010	1,859.41	$57,219,292	$33,685,897	$1,389,790	$(15,535,655)	$76,759,324	$(1,624,463)

See Note to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$(5,629,190)	$(1,516,135)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,521,822	11,476,226
Amortization of prepaid lease	23,700	-
Unsuccessful project costs	-	815,209
(Gain) loss on disposal of assets	39,389	(1,619,446)
Changes in current assets and liabilities:
Trade receivables	(1,807,872)	(1,205,207)
Prepaid expenses and other	341,479	1,140,728
Accounts payable and related party accounts payable	(64,614)	(4,036,052)
Accrued expenses	1,277,181	(1,359,951)
Restricted cash released (funded)	369,712	(184,307)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	8,071,607	3,511,065

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(604,232)	(8,531,400)
Purchases of other property & equipment	(1,018,274)	(6,376,188)
Proceeds from asset dispositions, net of closing costs	7,246	413,751
Restricted cash released (funded)	(284,502)	601,069

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(1,899,762)	(13,892,768)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	3,348,350	-
Principal payments on long-term debt	(3,479,721)	(3,307,485)
Financing fees on long-term debt	(963,060)	(467,492)
Proceeds from issuance of notes payable and line of credit	-	3,768,831
Principal payments on notes payable and line of credit	(1,455,000)	(276,329)
Proceeds from equity contributions	-	9,516,002
Distributions to members	(535,261)	(5,854,031)

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	(3,084,692)	3,379,496

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,087,153	(7,002,207)

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD	8,239,225	18,153,435

END OF PERIOD	$11,326,378	$11,151,228

See Note to Condensed Consolidated Financial Statements

	2010	2009

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash payments for interest, net of the amounts capitalized below	$12,357,600	$8,347,799

Interest capitalized	$-	$1,827,091

Cash payments for state income taxes, net of refunds	$51,386	$526,053

SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCIAL INFORMATION:

Construction in progress financed through related party
accounts payable	$-	$740,101

Construction in progress financed through accounts payable	$-	$9,721,200

Construction in progress financed through issuance
of debt	$-	$27,304,006

Issuance of long-term debt to refinance existing
long-term debt	$-	$8,440,000

Conversion of debt to equity	$-	$2,449,150

Sale proceeds used to payoff long-term debt	$-	$3,510,214

See Note to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
NOTE TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2010

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

The condensed consolidated financial statements include the accounts of the Company and Summit Group of Scottsdale, Arizona, LLC.  The effects of all intercompany accounts and transactions have been eliminated.  The Company is a Class A Member and receives a 10% priority distribution on their capital contribution before distributions to other classes.  Class A members may also receive additional operating distributions based on their Sharing Ratio.  These additional distributions are determined by the managing member and are based on excess cash from operations after normal operating expenses, loan payments, priority distributions, and reserves.  Any income generated by the LLC is first allocated to Class A members up to the 10% priority return, therefore, there was no income allocated to the noncontrolling interest during the first two quarters of 2010.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

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

SUMMIT HOTEL PROPERTIES, LLC
NOTE TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2010

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

Our estimates of the fair value of financial instruments as of June 30, 2010, were determined using available market information and appropriate valuation methods, including discounted cash flow analysis.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

As of June 30, 2010, the fair value of our consolidated mortgage and other secured and unsecured loans aggregates $403,811,790, compared to the aggregate carrying value of $424,596,222 on our condensed consolidated balance sheet.  The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar terms.

Long-Lived Assets and Impairment

The Company applies the provisions of FASB ASC 360, Property Plant and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  FASB ASC 360 requires a long-lived asset to be sold to be classified as “held for sale” in the period in which certain criteria are met, including that the sale of the asset within one year is probable and recorded at the lower of its carrying amount or fair value less cost to sell.  FASB ASC 360 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the Company’s ongoing operations.

The Company periodically reviews the carrying value of its long-term assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable.  If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if an impairment exists.  If an impairment exists, the Company would determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets and adjust the carrying amount to fair value.

SUMMIT HOTEL PROPERTIES, LLC
NOTE TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2010

Assets Held for Sale

As a part of regular policy, the Company periodically reviews hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property to determine if any hotels should be classified as held for sale.

The Company performs a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes is either non-core or no longer complement the business as required by FASB ASC 360.  The Company has committed to sell nine parcels of land that were originally purchased for development and thus, those parcels of land are recorded as assets held for sale as of June 30, 2010.

Assets held for sale at June 30, 2010 and December 31, 2009 are comprised of the following:

	2010	2009
Land	$23,242,004	$12,226,320

Discontinued Operations

The Company has reclassified its condensed consolidated financial statements of operations for the three and six month periods ended June 30, 2009, as a result of implementing FASB ASC 360, to reflect discontinued operations of two consolidated hotel properties sold during the period, or to be sold pursuant to the plan for hotel dispositions.  This classification has no impact on the Company’s net income or the net income per capital unit.  The two hotel properties are located in St. Joseph, MO and Ellensburg, WA.  These hotels were sold during 2009 for approximately $6,810,000.

SUMMIT HOTEL PROPERTIES, LLC
NOTE TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2010
Condensed financial information of the results of operations for these hotel properties included in discontinued operations for the three and six month periods ended June 30, 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUES	$-	$456,388	$-	$967,042

COSTS AND EXPENSES
Direct hotel operations	-	137,834	-	297,811
Other hotel operating expenses	-	48,342	-	113,668
General, selling and administrative	-	88,767	-	189,402
Repairs and maintenance	-	15,243	-	32,948
Depreciation and amortization	-	48,430	-	92,506
	-	338,616	-	726,335

INCOME FROM OPERATIONS	-	117,772	-	240,707

OTHER INCOME (EXPENSE)
Interest income	-	-	-	116
Interest (expense)	-	(16,394)	-	(35,165)
Gain (loss) on disposal of assets	-	1,594,886	-	1,594,886
	-	1,578,492	-	1,559,837

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS	$-	$1,696,264	$-	$1,800,544

Acquisitions

The Company accounts for its acquisitions of hotels as a business combination under the acquisition method of accounting.  Acquisition costs are expensed as incurred.  The Company allocates the cost of the acquired entity to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.  To determine fair value of the various components acquired, the Company engages independent valuation consultants and other third-party real-estate appraisals as necessary.  The Company allocates the cost of the acquired property based upon the relative fair values of the various components contained in the appraisals.  The excess of the cost of the acquisition over the fair value will be assigned to intangible assets if the intangible asset is separable and if it arises from a contractual or other legal right.  Any remaining excess of the cost of acquisition over fair values assigned to separable assets is recognized as goodwill.

Immaterial Correction of an Error

In the 1st quarter ended March 31, 2010, the Company recorded an impairment charge of $1,173,100 to write down the carrying value of its Courtyard hotel in Memphis, TN to fair value.  Management’s evaluation of impairment for this property as of December 31, 2009 indicated a potential impairment, however, management concluded at that time that the amount was not material to the 2009 financial statements.  Management concluded that the fair value at December 31, 2009 was not different from the fair value that was determined in the 1st quarter ended March 31, 2010.  Therefore, management believes the impairment charge should have been recorded in the 4th quarter ended December 31, 2009.  The effect of the error was to overstate Loss on Impairment of Assets for the three-months ended March 31, 2010 and, to understate Loss on Impairment of Assets for the year ended December 31, 2009 and to overstate Property and Equipment, net at December 31, 2009.

SUMMIT HOTEL PROPERTIES, LLC
NOTE TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2010
The following is a summary of the effects of the correction on the Company’s consolidated balance sheets as of March 31, 2010 and December 31, 2009 and the consolidated statements of operations for the three-months ended March 31, 2010 and the year ended December 31, 2009:

	March 31, 2010		December 31, 2009
	As		As
	Previously	As	Previously	As
	Reported	Corrected	Reported	Corrected

Consolidated Balance Sheets

Property and Equipment, net	$477,144,154	$477,144,154	$483,940,701	$482,767,601
Total Assets	$513,944,694	$513,944,694	$519,419,531	$518,246,431

Total Members' Equity	$77,208,496	$77,208,496	$82,472,412	$81,299,312
Total Liabilities and Members' Equity	$513,944,694	$513,944,694	$519,419,531	$518,246,431

Consolidated Statements of Operation

Loss on impairment of assets	$1,173,100	$-	$-	$1,173,100
Net loss attributable to Summit Hotel
Properties, LLC	$(4,728,655)	$(3,555,555)	$(15,141,232)	$(16,314,332)
Basic and diluted loss per $100,000
capital unit	$(2,543)	$(1,912)	$(8,716)	$(9,392)

Accrued Expenses

Accrued expenses at June 30, 2010 and December 31, 2009 are as follows:

	2010	2009

Accrued taxes	$5,603,138	$5,238,690
Accrued salaries and benefits	1,480,515	1,400,729
Accrued interest	1,647,499	1,303,999
Other accrued expenses	1,728,042	1,238,595

	$10,459,194	$9,182,013

Note Obligations

The Fortress Credit Corp. note with a current balance of $85,419,143 has a scheduled maturity date of March 2011, so it has been included in the current maturities section of the condensed consolidated balance sheet.   The renewed note has an interest rate of 30 day LIBOR plus 575 bps, plus a 3% capitalized spread.  The interest rate at June 30, 2010 was 10.75%.

As of June 30, 2010, the Company has $154,395,543 of debt due in the next twelve months, of which $147,242,264 represents maturing debt and $7,153,279 represents other scheduled principal payments.  We intend to pay scheduled principal payments with available cash flow from operations.  In addition, we intend to either refinance or extend the terms of those debt instruments maturing in the next twelve months.

Approximately $40,400,000 of debt due to First National Bank of Omaha is due August 15, 2010, pursuant to an amendment to the loan agreement executed on July 24, 2010.  We expect to execute an agreement with the lender which would allow an extension of the maturity date to July 31, 2011.

SUMMIT HOTEL PROPERTIES, LLC
NOTE TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2010

Related Parties

Pursuant to a management agreement, The Summit Group, Inc. (a related party through common ownership and management control) provides management and accounting services for the Company.  The agreement provides for the Company to reimburse The Summit Group, Inc. for its actual overhead costs and expenses relating to the managing of the hotel properties.  At no time are the reimbursed management expenses to exceed 4.5% of annual gross revenues.  For the six months ended June 30, 2010 and 2009, the Company reimbursed management expenses of $1,610,980 and $1,693,900, respectively.  These expenses are located in the general, selling and administrative section of the statement of operations.

The Company reimbursed accounting services of $328,950 and $306,375 for the six months ended June 30, 2010 and 2009, respectively. The Company also reimbursed for maintenance and purchases services of $103,522 and $306,916 for the six months ended June 30, 2010 and 2009, respectively.   These expenses are located in the general, selling and administrative section of the statements of operations.

As of June 30, 2010 and December 31, 2009, the Company had accounts payable to The Summit Group, Inc. for $373,260 and $494,248 relating to reimbursement of management and development expenses.

Subsequent Events

On August 9, 2010, Summit Hotel OP, LP filed with the Securities and Exchange Commission (SEC) a Form S-4 seeking to register its securities and Summit Hotel Properties, Inc. filed with the SEC a Form S-11 seeking to register its securities.  As described in these registration statements, upon receipt of proper approval from our members, and third parties whose approval may be required, we plan to merge with and into Summit Hotel OP, LP.  Summit Hotel OP, LP will be the operating partnership for Summit Hotel Properties, Inc., a hotel real estate investment trust (REIT).  Summit Hotel Properties, Inc. intends to list its stock with the New York Stock Exchange.  If these transactions are approved and completed as described in the registration statements, the successor company will have improved access to capital through the public trading markets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding future operations as well as the Merger. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “intends,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, failure of closing conditions and those disclosed as risks in other reports filed by us with the Securities and Exchange Commission, including those described in Item 1A. of our annual report filed on Form 10-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

Recent Developments

On August 5, 2010, Summit Hotel Properties, LLC (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Summit Hotel OP, LP, a newly-formed Delaware limited partnership (the “OP”).  The sole general partner of the OP is Summit Hotel Properties, Inc. (“Summit REIT”), a newly formed Maryland corporation that will elect to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes.  Summit REIT intends to undertake an underwritten initial public offering (“IPO”) of its common stock and will apply to list its common stock on the New York Stock Exchange. The OP will be the operating partnership of Summit REIT, in a structure utilized by many other publicly traded REITs, and will continue the Company’s hotel ownership business.  Each of the OP and Summit REIT are affiliates of the Company and were organized to effect the reorganization of the Company contemplated by the Merger Agreement and related transactions.

Pursuant to the Merger Agreement, assuming the conditions to closing are satisfied or waived, at closing:

•	the Company will merge with and into the OP with the OP as the surviving entity (the “Merger”);

•	the OP will be the successor to the assets and liabilities of the Company;

•	the current members of the Company will receive an aggregate of 9,993,992 common units of a single class of limited partnership interests in the OP (“OP units”);

•	Class A and Class A-1 members of the Company will receive accrued and unpaid priority returns on their membership interests through August 31, 2010;

•
accrued and unpaid returns priority returns on Class A and Class A-1 membership interests of the Company for the period of September 1, 2010 through the closing of the Merger may be paid with any available cash after satisfying working capital requirements, reserve requirements and payments to lenders in the discretion of management of the Company; and

•	the Company will cease to exist, the membership interests of the Company will become null and void and the former members of the Company will become limited partners of the OP.

The members of the Company will receive a fixed number of OP units in the Merger based on the number of OP units allocated to each class of membership interest in the Company owned by the member and the ratio of that member’s adjusted capital contribution to the class to the total adjusted capital contributions to the class.  The following table describes the total number of OP units to be received in the Merger by each class of membership interests in the Company:

	Aggregate Adjusted Capital Contributions as of June 30, 2010	Total OP units to be issued in the Merger
Class A	$119,138,717	6,283,197
Class A-1	44,237,893	2,433,040
Class B	6,687,944	352,712
Class C	17,540,183	925,043
Total	$187,604,737	9,993,992

Beginning 12 months after completion of the merger, OP units will be redeemable by the holder, on the first day of each calendar quarter after 60 days’ advance written notice, for cash based on an average of the then-current market prices of Summit REIT common stock or, at the election of the OP, shares of Summit REIT common stock, on a one-for-one basis.

The Merger Agreement includes customary representations and warranties of the parties.  Completion of the Merger is subject to satisfaction of a number of conditions, including (i) approval by the required members of the Company of (a) an amendment to the Third Amended and Restated Operating Agreement for the Company to clarify the vote required to approve a merger of the Company (the “Amendment”) and (b) the Merger Agreement and (ii) completion of the IPO.

The Merger Agreement permits the OP to terminate the Merger Agreement if the IPO is not completed. The Company may terminate the Merger Agreement if the Merger has not been completed by September 30, 2011.  The Amendment and the Merger Agreement and related transactions were approved unanimously by the full board of managers of the Company.

The foregoing description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Where the following Management’s Discussion and Analysis discusses the Company’s future plans, strategies and activities, the discussion assumes that the Merger is not, and will not be, completed.

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

Critical Accounting Policies

Capitalized Development and Interest Costs

The Company capitalizes all hotel development costs and other direct overhead costs related to the construction of hotels.  Additionally, the Company capitalizes the interest costs associated with constructing new hotels.  Capitalized development, direct overhead and interest are depreciated over the estimated lives of the respective assets once the assets are placed in service.  Organization and start-up costs are expensed as incurred.  For the six month periods ended June 30, 2010 and 2009, the Company capitalized interest of $0 and $1,827,091, respectively.

Assets Held For Sale

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

Impairment of Long-Lived Assets

We periodically review the carrying value of certain long-lived assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable.  If such reviews indicate that the carrying value of such assets may not be recoverable, we estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if an impairment exists.  If an impairment exists, we determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, we would discount the expected future cash flows of such assets and adjust the carrying amount to fair value.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its controlled variable interest entity (VIE), Summit Group of Scottsdale, Arizona, LLC.  All significant intercompany accounts and transactions have been eliminated.

The Company’s condensed consolidated financial statements are prepared on the accrual basis of accounting.  The financial statements reflect the accounts of the Company and its consolidated subsidiaries.

The Company implemented new accounting guidance effective January 1, 2010 regarding its variable interest entities (VIEs).  In accordance with the guidance, the Company re-evaluated its equity investments and all other potential variable interests to determine if they are VIEs.  For each of these investments, the Company has evaluated (1) the sufficiency of the entities’ equity investments at risk to permit the entity to finance its activities without additional subordinated financial support; (2) that as a group the holders of the equity investments at risk have (a) the power through voting rights or similar rights to direct the entities’ activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or  indirectly and (c) the right to receive the expected residual return of the entity and their rights are not capped and (3) the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the entity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights.

If an investment is determined to be a VIE, the Company then performs an analysis to determine if the Company is the primary beneficiary of the VIE.  Generally Accepted Accounting Principles require a VIE to be consolidated by its primary beneficiary.  The primary beneficiary is the party that has a controlling financial interest in an entity.  In order for a party to have a controlling financial interest in an entity it must have (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of an entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The Company’s consolidated VIE was determined to be a VIE primarily because the entity’s equity holders’ obligation to absorb losses is protected and their equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support.  The Company determined that it was the primary beneficiary of this VIE as it has a controlling financial interest in the entity.

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

Industry Trends and Outlook

In mid-2008, U.S. lodging demand started to decline as a result of the economic recession which caused industry-wide RevPAR to decline for the year, as reported by Smith Travel Research. Throughout 2009, the decrease in lodging demand accelerated, with RevPAR down 16.7% for the year according to Smith Travel Research. In the first quarter of 2010, we saw trends of improved fundamentals in the U.S. lodging industry with demand for rooms showing signs of stabilization, and even growth in many of the major markets, as general economic indicators have begun to experience positive improvement. With supply of available rooms expected to rise at a significantly slower pace over the next several years than during 2006-2008 and demand for rooms expected to increase as the U.S. economy rebounds, we expect meaningful growth in RevPAR to start in 2011 and to continue for several years thereafter.

While we believe the trends in room demand and supply growth will result in improvement in lodging industry fundamentals, we can provide no assurances that the U.S. economy will strengthen at projected levels and within the expected time periods. If the economy does not improve or if any improvements do not continue for any number of reasons, including, among others, an economic slowdown and other events outside of our control, such as terrorism, lodging industry fundamentals may not improve as expected. In the past, similar events have adversely affected the lodging industry and if these events recur, they may adversely affect the lodging industry in the future.

Results of Operations

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP, as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include occupancy rate; Average Daily Rate (or ADR); and Revenue per Available Room (or RevPAR).

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms. Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy percentage and RevPAR performance is dependent on the continued success of our franchisors and their brands.

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Loss from Continuing Operations.

Loss from continuing operations increased by $0.4 million, or 23.5%, to ($2.0) million for the three months ended June 30, 2010 from ($1.6) million for the three months ended June 30, 2009.  This increase in loss was due to the $2.9 million increase in interest expense, primarily due to the increased interest rate on the Fortress loan, and due to the additional debt on the six hotels opened during 2009.

Because the Company owned four more hotels, we generated higher revenues in the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The Company completed construction of six new hotels during 2009, and the revenues generated from these hotels have not yet stabilized.  Even though these new hotels have generated additional revenues, they did not generate revenues sufficient to pay for all of the expenses incurred in operating these new hotels, causing a slight increase in Net Loss from Continuing Operations.

Revenues.

The key indicators for the Company’s hotel performance for the three months ended June 30, 2010 and 2009 are set forth in the following table.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Increase/(Decrease)
All Company Hotels
RevPAR	$59.30	$58.04	$1.26
Average Daily Rate	$87.07	$86.97	$0.10
Occupancy Rate	68.11%	66.73%	1.38%

Revenues increased by $4.5 million, or 14.6%, from $31.3 million for the three months ended June 30, 2009 to $35.8 million for the three months ended June 30, 2010. The increase was primarily due to the opening of six new hotels during the third and fourth quarters of 2009.

Due to the ongoing recovery of the national economy and the improvement in the U.S. hotel industry fundamentals experienced during the past four months, we anticipate that RevPAR at our hotels will continue to improve.  In addition, as our 19 unseasoned hotels continue to stabilize, we anticipate they will generate revenue growth for the Company.

Operating Expenses.

Total operating expenses from continuing operations increased by $2.0 million, or 6.9%, to $30.7 million for the three months ended June 30, 2010 from $28.7 million for the three months ended June 30, 2009 as a result of increased operating expenses from the six new hotels opened in the third and fourth quarter of 2009.  Of this increase, direct hotel operations expense increased by 12.5% to $12.0 million for the three months ended June 30, 2010 from $10.7 million for the three months ended June 30, 2009.  The increased operating expenses were in direct relationship to the increase in revenues from the six new hotels opened during the third and fourth quarter of 2009.  Non-capitalizable hotel renovation costs during early 2009 caused repairs and maintenance for the three months ended June 30, 2009 to be $0.9 million higher than repairs and maintenance in the three months ended June 30, 2010.

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

Depreciation and Amortization.

Total depreciation and amortization expense from continuing operations increased by $0.9 million, or 15.8%, from $5.8 million for the three months ended June 30, 2009 to $6.7 million for the three months ended June 30, 2010.  This increase was primarily due to the six additional hotels opened during the third and fourth quarter of 2009.

Management Expense

We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager.  During the three months ended June 30, 2010, we reimbursed The Summit Group $856,346 in hotel management and Company Manager expenses, which was 2.4% of our total revenues from continuing operations.  In the three months ended June 30, 2009, we reimbursed The Summit Group $854,642 in hotel management and Company Manager expenses, which was 2.7% of our total revenues from continuing operations.  The reduction in management expense as a percentage of revenues is due to the Company’s efforts to reduce expenses during the economic downturn.  Management expense is contained within the general, selling and administrative section of the condensed consolidated statement of operations.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Loss from Continuing Operations.

Loss from continuing operations increased by $2.1 million, or 62.8%, to ($5.4) million for the six months ended June 30, 2010 from ($3.3) million for the six months ended June 30, 2009.  This increase was primarily due to an increase in interest expense of $4.4 million due to the increased interest rate on the Fortress loan, and the increased interest expense resulting from the additional debt on the six hotels opened during 2009.

Revenues.

The key indicators for the Company’s hotel performance for the six months ended June 30, 2010 and 2009 are set forth in the following table.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Increase/(Decrease)
All Company Hotels
RevPAR	$55.76	$56.62	$(0.86)
Average Daily Rate	$87.26	$89.07	$(1.81)
Occupancy Rate	63.90%	63.57%	0.33%

Revenues increased by $6.6 million, or 10.9%, from $60.6 million for the six months ended June 30, 2009 to $67.2 million for the six months ended June 30, 2010. The increase was primarily due to the opening of six new hotels during the third and fourth quarters of 2009.

Operating Expenses.

Total operating expenses from continuing operations increased by $4.3 million, or 7.6%, to $59.9 million for the six months ended June 30, 2010 from $55.6 million for the prior period as a result of increased operating expenses from the six new hotels opened in the third and fourth quarter of 2009.  Of this increase, direct hotel operations expense increased by 12.4% to $23.0 million for the six months ended June 30, 2010 from $20.5 million for the prior period.  The increased operating expenses were in direct relationship to the increase in revenues from the six new hotels opened during the third and fourth quarter of 2009.  Non-capitalizable hotel renovation costs during early 2009 caused repairs and maintenance for the six month period ended June 30, 2009 to be $1.6 million higher than repairs and maintenance in the six month period ended June 30, 2010.

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

Depreciation and Amortization.

Total depreciation and amortization expense from continuing operations increased by $2.1 million, or 18.8%, from $11.4 million for the six months ended June 30, 2009 to $13.5 million for the six months ended June 30, 2010.  This increase was primarily due to the six additional hotels opened during the third and fourth quarter of 2009.

Management Expense

We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager.  During the six months ended June 30, 2010, we reimbursed The Summit Group $1,610,980 in hotel management and Company Manager expenses, which was 2.4% of our total revenues from continuing operations.  In the six months ended June 30, 2009, we reimbursed The Summit Group $1,693,900 in hotel management and Company Manager expenses, which was 2.8% of our total revenues from continuing operations.  The reduction in management expense is due to the Company’s efforts to reduce expenses during the economic downturn.  Management expense is contained within the general, selling and administrative section of the condensed consolidated statement of operations.

Seasonality and Diversification

Certain segments of the hotel industry are very seasonal.  Leisure travelers tend to travel more during the summer.  Business travelers occupy hotels relatively consistently throughout the year, but decreases in business travel occur during summer and the winter holidays.

The hotel industry is also seasonal based upon geography.  Hotels in the south tend to have high occupancy rates during the winter months.  Hotels in the north have higher occupancy rates during the summer months.  On balance, the hotel industry experiences its highest occupancies during summer, and its lowest occupancy rates from December through February.  To provide for more stable revenues throughout the year, we strive to maintain geographic diversity of our hotels.  As a result, our revenues do not vary significantly from quarter to quarter.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including recurring maintenance and capital expenditures necessary to maintain our hotel properties in accordance with franchise brand standards, capital expenditures to improve our hotel properties, interest expense and scheduled principal payments on outstanding indebtedness.

We expect to satisfy these short-term liquidity requirements through working capital and cash provided by operations.  Based upon the improving U.S. lodging industry fundamentals, and our hotel portfolio’s improving performance as hotel demand recovers and our unseasoned properties continue to stabilize, we believe that our working capital and cash provided by operations will be sufficient to meet our ongoing short-term liquidity requirements for at least the next 12 months.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring or developing additional hotel properties, major hotel renovations, loan maturities and other non-recurring capital expenditures that need to be made periodically with respect to our hotel properties and scheduled debt payments.  We anticipate satisfying these long-term liquidity requirements through various sources of capital, including existing working capital, cash provided by operations, equity contributions and long-term hotel mortgage indebtedness and other borrowings.  However, certain factors may have a material adverse effect on our ability to access these capital sources, including the current difficulty obtaining mortgage financing, our degree of leverage, the value of our unencumbered hotel properties and borrowing restrictions imposed by lenders.  We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the capital markets may not be consistently available to us on terms that are attractive, or at all.

Due to the economic recession and decline in the hotel industry that occurred during 2008 and 2009, as well as the increasing difficulty in obtaining financing for hotel projects, the Company has sought to reduce its exposure to costs, expenses and financing requirements related to construction and development activities. Thus, the Company did not acquire any hotels and did not start any new hotel construction projects during 2009 or the six months ended June 30, 2010.  As of August 13, 2010, the Company does not have any hotels or land under contract for purchase and no new hotel construction is yet scheduled for 2010.

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

First mortgage financing with commercial lenders provides the primary source of liquidity for financing the acquisition and construction of hotels.  As of June 30, 2010, our mortgage debt consisted of the following:

Lender	Outstanding Principal Balance as of June 30, 2010 (dollars in thousands)	Interest Rate as of June 30, 2010(1)	Amortization (years)	Maturity Date

Bank of the Cascades(2)	$12,623	Prime rate, subject to a floor of 6.00%	25	09/30/11

ING Investment Management(3)	29,503	5.60%	20	07/01/25

MetaBank	7,395	Prime rate, subject to a floor of 5.00%	20	03/01/12

Chambers Bank	1,636	6.50%	20	06/24/12

Bank of the Ozarks(4)	6,444	90-day LIBOR + 4.00%, subject to a floor of 6.75%	25	06/29/12

ING Investment Management(5)(11)	8,011	6.34%	20	07/01/12

ING Investment Management(5)	29,877	6.10%	20	07/01/12

BNC National Bank(13)	5,816	5.01%	20	11/01/13

First National Bank of Omaha(6)	24,475	90-day LIBOR + 4.00%, subject to a floor of 5.25%	20	07/01/13

ING Investment Management(7)(12)	6,326	6.61%	20	11/01/28

General Electric Capital Corp.(8)(14)	11,345	90-day LIBOR + 2.55%	25	04/01/14

National Western Life Insurance(9)	13,836	8.00%	17	01/01/15

BNC National Bank(13)	5,814	Prime rate – 0.25%	20	04/01/16

Compass Bank	16,225	Prime rate – 0.25%, subject to a floor of 4.50%	20	05/17/18

General Electric Capital Corp.(14)	8,903	90-day LIBOR + 1.75%	20	04/01/18

General Electric Capital Corp.(10)(14)	11,210	90-day LIBOR + 1.80%	25	03/01/19

Fortress Credit Corp. (15)	85,419	30-day LIBOR + 8.75%	N/A	03/05/11

Lehman Brothers Bank	77,913	5.40%	25	01/01/12

Marshall & Illsley Bank	21,420	30-day LIBOR + 2.55%	N/A	12/31/10

First National Bank of Omaha (16)	20,400	90-day LIBOR + 4.00%	N/A	08/15/10

First National Bank of Omaha (16)	20,003	90-day LIBOR + 4.00%	N/A	08/15/10
Total	$424,596

(1)	As of June 30, 2010, the Prime rate was 3.25% and the 90-day LIBOR rate was 0.53%.

(2)	The maturity date may be extended to September 30, 2012, subject to the Company achieving a debt service coverage ratio of 1.25:1.00 on the property secured.

(3)
The lender has the right to call the loan at January 1, 2012, January 1, 2017 and January 1, 2022.  At January 1, 2012, the loan begins to amortize according to a 19.5 year amortization schedule. If this loan is repaid prior to maturity, there is a prepayment penalty equal to the greater of (i) 1% of the principal being repaid and the (ii) the yield maintenance premium. There is no prepayment penalty if the loan is prepaid 60 days prior to any call date.

(4)
The maturity date may be extended to June 20, 2014 based on the exercise of two, one-year extension options, subject to the satisfaction of certain conditions. If this loan is repaid prior to June 29, 2011, there is a prepayment penalty equal to 1% of the principal being repaid.

(5)	If this loan is repaid prior to maturity, there is a prepayment penalty equal to the greater of (i) 1% of the principal being repaid and the (ii) the yield maintenance premium.

(6)
Consists of three loans with cross-collateralization and cross-default provisions secured by three hotel properties: the Hyatt Place, Atlanta, Georgia; the Courtyard by Marriott, Germantown, Tennessee; and the Courtyard by Marriott, Jackson, Mississippi.  The maturity date of the loan secured by the Hyatt Place located in Atlanta, Georgia is February 1, 2014.

(7)
The lender has the right to call the loan at November 1, 2013, 2018 and 2023. If this loan is repaid prior to maturity, there is a prepayment penalty equal to the greater of (i) 1% of the principal being repaid and the (ii) the yield maintenance premium. There is no prepayment penalty if the loan is prepaid 60 days prior to any call date.

(8)
If this loan is repaid prior to April 1, 2011, there is a prepayment penalty equal to 0.75% of the principal being repaid. After this date, there is no prepayment penalty. A portion of the loan can be prepaid without penalty at any time to bring the loan-to-value ratio to no less than 65%.

(9)
Consists of two mortgage loans with cross-collateralization and cross-default provisions. Prior to February 1, 2011, these loans cannot be prepaid. If these loans are prepaid after February 1, 2011, there is a prepayment penalty ranging from 5% to 1% of the principal being prepaid.

(10)
If this loan is repaid prior to February 27, 2011, there is a prepayment penalty equal to 0.75% of the principal being repaid. After this date, there is no prepayment penalty. A portion of the loan can be prepaid without penalty at any time to bring the loan-to-value ratio to no less than 65%.

(11)	This loan is cross-collateralized with the other ING Investment Management loan with the July 1, 2012 maturity date.

(12)	This loan is cross-collateralized with the ING Investment Management loan with the July 1, 2025 maturity date.

(13)	The two BNC loans have cross-default provisions.

(14)	The three General Electric Capital Corp. loans have cross-default provisions.

(15)
Interest is paid monthly at the 30-day LIBOR rate plus 5.75%, and additional interest accrues at the annual rate of 30-day LIBOR plus 3.00% and is deferred until the maturity date. As a result, the outstanding principal balance will increase prior to the date of repayment. The loan was extended for a period of one (1) year, to March 5, 2011, with an option for an additional six (6) month extension contingent on meeting certain requirements.  As a condition of the Fortress Loan extension, the Company agreed that all cash generated by the Company and not required for payment of hotel operational expenses, principal and interest payments on the Company’s loans, capital expenditures, and other expenses related to owning and operating the Company, will be reserved and used to pay down Company debts.  Additional covenants include, but are not limited to: covenants limiting the Company’s ability to sell or refinance assets, incur debt or obtain equity without Fortress’s prior approval; and restrictions on distributions to members.

(16)
The maturity date was extended to August 15, 2010 pursuant to an amendment to the loan agreement executed by the parties on July 24, 2010. We expect to execute an agreement with the lender, which would allow an extension of the maturity date to July 31, 2011.

As of June 30, 2010, the Company has $154,395,543 of debt due in the next twelve months, of which $147,242,264 represents maturing debt and $7,153,279 represents other scheduled principal payments.  We intend to pay scheduled principal payments with available cash flow from operations.  In addition, we intend to either refinance or extend the terms of those debt instruments maturing in the next twelve months.

We believe that we will have adequate liquidity to meet requirements for scheduled maturities. However, we can provide no assurances that we will be able to refinance our indebtedness as it becomes due and, if refinanced, whether such refinancing will be available on favorable terms.

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

Due to our significant reliance on financing for the acquisition and construction of hotels, changes in interest rates and underwriting parameters may affect our ability to acquire or build hotels which meet our investment objectives.  As a result of the current conditions in the banking industry and general economy, many lenders are not offering new commercial loans, or if they do offer such loans, the terms and conditions are restrictive.  We have experienced increasing difficulties obtaining financing for our hotels, particularly construction financing, on reasonable terms and conditions.  Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at terms similar to those on credit facilities currently financing our hotels.  As of June 30, 2010, approximately 59.3% of our long-term indebtedness carried variable interest rates which increase or decrease with general interest rates changes.

Construction and Development Requirements

We own the following parcels of vacant land that we believe are suitable for the development of new hotels, the possible expansion of existing hotels or the development of restaurants in proximity to certain hotels we own:

Location	Potential Use	Acres

Flagstaff, Arizona	Development of one restaurant pad	3.0
Ft. Myers, Florida	Development of one or two restaurant pads	3.1
Boise, Idaho	Development of one hotel	3.1
Boise, Idaho	Possible expansion of existing hotel	2.3
Boise, Idaho	Possible expansion of existing hotel	1.0
San Antonio, Texas	Development of two restaurant pads	3.0

At this time, we have no intention of developing new hotels or restaurants or expanding any of our existing hotels at these parcels. We may in the future sell these parcels when market conditions warrant.  If we do develop these parcels, construction will not begin on any hotel until debt and equity financing are in place and management has determined that market conditions are appropriate.

Acquisitions and Dispositions

We own the following parcels of vacant land for which we have entered into a contract to sell to an unaffiliated hotel developer for an aggregate purchase price of $30.4 million:

Location	Potential Use	Acres

Jacksonville, Florida	One hotel	3.2
Twin Falls, Idaho	One hotel	2.5
Missoula, Montana	One hotel	2.2
El Paso, Texas	Two hotels	5.0
Houston, Texas	One hotel	2.8
San Antonio, Texas	One hotel	2.6
San Antonio, Texas	Two hotels	6.0
Spokane, Washington	Two hotels	4.6

The purchaser intends to develop 11 new hotels located at these parcels. As a condition to closing, we will contribute approximately $15.0 million of the purchase price to a joint venture formed with the purchaser to hold title to the parcels and the hotels, if any are developed. In exchange for our contribution, we will receive a 10% ownership interest in the joint venture. Closing of this transaction is scheduled for October 15, 2010, but remains subject to customary closing conditions, including lender consents.  These parcels are listed as Assets Held for Sale on the condensed consolidated balance sheet.

Commitments and Contingencies

Other than the contract to sell the eight parcels of vacant land, as of June 30, 2010, the Company does not have any material outstanding construction contracts.  Construction will not begin on any new properties until such time as construction financing and equity are in place and management has determined that market conditions are appropriate.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are likely to have a material impact on our assets, liabilities, revenues or operating expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.  In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk.  Our primary interest rate exposure is to the 30-day LIBOR rate, the 90-day LIBOR rate and the Prime rate.  We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates.  We do not use any hedge or other instruments to manage interest rate risk.

As of June 30, 2010, 40.7% of our debt carried fixed interest rates, and 59.3% carried variable interest rates.  As of June 30, 2010, our fixed interest rate debt totaled $172.9 million.  Our variable interest rate debt totaled $251.7 million as of June 30, 2010, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit.  Assuming no increase in the amount of our variable rate debt, if the interest rates on our variable rate long-term debt were to increase by 1.0%, our cash flow would decrease by approximately $2,517,000 per year.

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

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

Peter J. Poulos, a former employee of the Company, filed a complaint against us, Mr. Boekelheide and others with the U.S. Department of Labor/Occupational Safety and Health Administration, or OSHA.  The administrative file was opened on April 6, 2009.  The complaint alleges that, as a result of one circumstance of a payment being applied to incorrect accounts, we engaged in a scheme to perpetuate fraud and that the employee’s subsequent termination was retaliatory and in violation of the Corporate and Criminal Fraud Accountability Act of 2002, or CCFA.  The only relief sought under the complaint is an administrative finding that we violated the CCFA.  We vehemently deny these allegations and are vigorously defending the claim.  OSHA has completed its investigation and we are awaiting its findings.

On May 12, 2009, Mr. Poulos filed a complaint in the United States District Court, Southern District of South Dakota against the Company, Mr. Boekelheide and Trent Peterson, our Director of Operations—Eastern United States.  The complaint is based upon the same set of circumstances as in the OSHA complaint described above.  The relief sought includes damages, including front and back pay, compensatory damages, punitive damages and other relief, in excess of $10.0 million.  We vehemently deny these allegations and are vigorously defending the claim. On July 10, 2009, Mr. Boekelheide was dismissed from the lawsuit.  Discovery is proceeding in this case. A pre-trial conference and motions hearing is scheduled for August 6, 2010. The trial is scheduled for August 2010 but will be rescheduled for November or December 2010 based on the court’s trial schedule.

Although we cannot be certain of the outcome of the above actions, at this time we do not believe the above actions against us will have a material adverse affect on our business, financial conditions or results of operations.

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

Item 1A.  Risk Factors

The Company’s annual report on Form 10-K filed on or about March 31, 2010 (the “annual report”) and the Company’s quarterly report on Form 10-Q filed on or about May 14, 2010 (the “quarterly report”) sets forth a number of risk factors and other information which should be carefully considered. In addition to the risks described in the annual report and quarterly report, management believes that additional risk factors have developed related to the proposed merger transactions described above, with such risk factors described below.  Furthermore, in addition to the risks described in the annual report and quarterly report, we are subject to a number of other risks and uncertainties which we may not be aware of or which we currently deem to be immaterial to our business operations.  If any of such risks or other risks occur, our business, financial condition, operating results and cash flows could be adversely affected.

We cannot assure you that the Company will complete the Merger.

On August 5, 2010, the Company entered into the Merger Agreement with the OP, as described under Management's Discussion and Analysis of Financial Condition and Results of Operations. Numerous third party approvals are needed to complete the merger, including approvals of lenders, lessors and hotel franchisors. Although the Company has commenced the process of seeking the necessary third-party approvals, it currently does not have all the necessary third-party approvals and we cannot assure you that the Company will be able to obtain these third-party approvals. The merger may not be completed if these approvals are not obtained. There may be costs and delays in obtaining the approvals.

The Merger and the IPO may divert management's attention from the Company's operations.

Because our employees will likely be required to divert significant attention to merger-related activities, our ability to capitalize on growth opportunities and other business opportunities, make other capital expenditures, sell assets and reduce our indebtedness will be limited, which could have a material adverse effect on our future results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4.  Removed and Reserved

Item 5. Other Information

None.

Item 6.  Exhibits

The following Exhibits are filed as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated August 5, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC August 11, 2010)

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 - Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer.

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT HOTEL PROPERTIES, LLC

Date: August 16, 2010	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Chief Executive Officer

Date: August 16, 2010	By:	/s/ Daniel P. Hansen
Daniel P. Hansen
Chief Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated August 5, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC August 11, 2010)

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 - Chief Financial Officer.

32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer.

32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Financial Officer.