Form 10-Q
period 2010-09-30
SUMMIT HOTEL PROPERTIES, LLC
filed 2010-11-15
CIK 1284609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

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
  ☐ Yes          ☒  No

The number of Class A Membership Units outstanding as of November 12, 2010, was 1,166.62 and the number of Class A-1 Membership Units outstanding as of November 12, 2010, was 437.83.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 (Unaudited) AND DECEMBER 31, 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,247,069	$8,239,225
Restricted cash	2,556,224	1,755,053
Trade receivables	4,772,974	2,608,198
Prepaid expenses and other	3,529,906	1,416,480
Total current assets	22,106,173	14,018,956

PROPERTY AND EQUIPMENT, NET	454,982,656	482,767,601

OTHER ASSETS
Deferred charges and other assets, net	4,670,836	4,828,185
Land held for sale	23,242,004	12,226,320
Other noncurrent assets	4,027,649	4,074,179
Restricted cash	939,465	331,190
Total other assets	32,879,954	21,459,874

TOTAL ASSETS	$509,968,783	$518,246,431

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$146,378,800	$134,370,900
Lines of credit	19,992,785	21,457,943
Accounts payable	1,290,568	1,088,265
Related party accounts payable	436,953	494,248
Accrued expenses	12,204,358	9,182,013
Total current liabilities	180,303,464	166,593,369

LONG-TERM DEBT, NET OF CURRENT PORTION	255,826,259	270,353,750

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A, 1,166.62 units issued and outstanding	56,678,580	59,961,958
Class A-1, 437.83 units issued and outstanding	33,589,994	34,244,056
Class B, 81.36 units issued and outstanding	1,294,277	1,804,718
Class C, 173.60 units issued and outstanding	(16,099,328)	(13,086,957)
Total Summit Hotel Properties, LLC members’ equity	75,463,523	82,923,775
Noncontrolling interest	(1,624,463)	(1,624,463)
Total equity	73,839,060	81,299,312

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$509,968,783	$518,246,431

See Note to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

REVENUES
Room revenues	$36,935,600	$31,620,101	$102,874,263	$91,095,662
Other hotel operations revenues	664,897	590,321	1,938,680	1,708,635
	37,600,497	32,210,422	104,812,943	92,804,297

COSTS AND EXPENSES
Direct hotel operations	12,324,874	10,942,625	35,351,300	31,415,257
Other hotel operating expenses	4,879,357	4,413,378	14,056,399	12,564,374
General, selling and administrative	6,713,018	5,890,767	18,810,080	17,861,695
Repairs and maintenance	1,321,522	1,411,181	3,395,690	5,048,783
Depreciation and amortization	6,805,779	5,601,084	20,327,601	16,984,804
Loss on impairment of assets	-	6,504,925	-	6,504,925
	32,044,550	34,763,960	91,941,070	90,379,838

INCOME FROM OPERATIONS	5,555,947	(2,553,538)	12,871,873	2,424,459

OTHER INCOME (EXPENSE)
Interest income	12,055	10,770	35,614	29,189
Interest expense	(6,818,469)	(4,301,651)	(19,519,570)	(12,639,306)
Gain (loss) on disposal of assets	(334)	(28,895)	(39,723)	(4,335)
	(6,806,748)	(4,319,776)	(19,523,679)	(12,614,452)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,250,801)	(6,873,314)	(6,651,806)	(10,189,993)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(335,736)	-	1,464,808

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,250,801)	(7,209,050)	(6,651,806)	(8,725,185)

STATE INCOME TAX EXPENSE	(45,000)	(20,370)	(273,185)	(20,370)

NET INCOME (LOSS)	(1,295,801)	(7,229,420)	(6,924,991)	(8,745,555)

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	393,240	-	207,328

NET INCOME (LOSS) ATTRIBUTABLE TO SUMMIT HOTEL PROPERTIES, LLC	$(1,295,801)	$(7,622,660)	$(6,924,991)	$(8,952,883)

BASIC AND DILUTED EARNINGS PER $100,000 CAPITAL UNIT	$(696.89)	$(4,322.04)	$(3,724.29)	$(5,243.52)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT (based on $100,000 investment)	1,859.41	1,763.67	1,859.41	1,707.42

See Note to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

							Equity
	# of						Attributable to
	Capital						Noncontrolling
	Units	Class A	Class A-1	Class B	Class C	Total	Interest

BALANCES, JANUARY 1, 2010	1,859.41	$59,961,958	$34,244,056	$1,804,718	$(13,086,957)	$82,923,775	$(1,624,463)

Net Income (Loss)	-	(2,889,660)	(512,519)	(510,441)	(3,012,371)	(6,924,991)	-

Distributions to members	-	(393,718)	(141,543)	-	-	(535,261)	-

BALANCES, SEPTEMBER 30, 2010	1,859.41	$56,678,580	$33,589,994	$1,294,277	$(16,099,328)	$75,463,523	$(1,624,463)

See Note to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$(6,924,991)	$(8,745,555)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	20,327,601	17,138,752
Amortization of prepaid lease	35,550	-
Unsuccessful project costs	-	1,065,840
(Gain) loss on disposal of assets	39,723	(1,297,488)
Loss on impairment of assets	-	6,504,925
Changes in current assets and liabilities:
Trade receivables	(2,164,776)	(1,308,463)
Prepaid expenses and other	(2,113,426)	1,417,544
Accounts payable and related party accounts payable	145,008	(5,613,554)
Accrued expenses	3,022,345	147,857
Restricted cash released (funded)	(801,171)	(699,681)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,565,863	8,610,177

INVESTING ACTIVITIES
Land and hotel acquisitions and construction in progress	(1,191,422)	(10,167,860)
Purchases of other property & equipment	(1,050,096)	(9,809,112)
Proceeds from asset dispositions, net of closing costs	10,980	207,814
Restricted cash released (funded)	(608,275)	717,903

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,838,813)	(19,051,255)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	4,271,847	-
Principal payments on long-term debt	(6,791,438)	(5,185,186)
Financing fees on long-term debt	(1,199,196)	(614,092)
Proceeds from issuance of notes payable and line of credit	-	4,598,831
Principal payments on notes payable and line of credit	(1,465,158)	(276,329)
Proceeds from equity contributions	-	12,385,707
Distributions to members	(535,261)	(8,999,279)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,719,206)	1,909,652

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,007,844	(8,531,426)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	8,239,225	18,153,435

END OF PERIOD	$11,247,069	$9,622,009

See Note to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash payments for interest, net of the amounts capitalized below	$19,069,854	$12,653,385

Interest capitalized	$-	$2,786,468

Cash payments for state income taxes, net of refunds	$(3,726)	$512,810

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL INFORMATION:

Construction in progress financed through related party accounts payable	$-	$1,098,940

Construction in progress financed through accounts payable	$-	$5,130,917

Construction in progress financed through issuance of debt	$-	$44,489,363

Issuance of long-term debt to refinance existing long-term debt	$-	$8,440,000

Conversion of debt to equity	$-	$3,449,150

Sale proceeds used to payoff long-term debt	$-	$6,134,285

See Note to Condensed Consolidated Financial Statements

SUMMIT HOTEL PROPERTIES, LLC
NOTE TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2010

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

The condensed consolidated financial statements include the accounts of the Company and Summit Group of Scottsdale, Arizona, LLC.  The effects of all intercompany accounts and transactions have been eliminated.  The Company is a Class A Member and receives a 10% priority distribution on their capital contribution before distributions to other classes.  Class A members may also receive additional operating distributions based on their Sharing Ratio.  These additional distributions are determined by the managing member and are based on excess cash from operations after normal operating expenses, loan payments, priority distributions, and reserves.  Any income generated by the LLC is first allocated to Class A members up to the 10% priority return, therefore, there was no income allocated to the noncontrolling interest during the first three quarters of 2010.

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
SEPTEMBER 30, 2010

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

Our estimates of the fair value of financial instruments as of September 30, 2010, were determined using available market information and appropriate valuation methods, including discounted cash flow analysis.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

As of September 30, 2010, the fair value of our consolidated mortgage and other secured and unsecured loans aggregates $408,800,880, compared to the aggregate carrying value of $422,197,844 on our condensed consolidated balance sheet.  The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar terms.

Long-Lived Assets and Impairment

The Company applies the provisions of FASB ASC 360, Property Plant and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  FASB ASC 360 requires a long-lived asset to be sold to be classified as “held for sale” in the period in which certain criteria are met, including that the sale of the asset within one year is probable and is recorded at the lower of its carrying amount or fair value less cost to sell.  FASB ASC 360 also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the Company’s ongoing operations.

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
SEPTEMBER 30, 2010

Assets Held for Sale

As a part of regular policy, the Company periodically reviews hotels based on established criteria such as age of hotel property, type of franchise associated with hotel property, and adverse economic and competitive conditions in the region surrounding the property to determine if any hotels should be classified as held for sale.

The Company performs a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes is either non-core or no longer complement the business as required by FASB ASC 360.  The Company has committed to sell nine parcels of land that were originally purchased for development and thus, those parcels of land are recorded as assets held for sale as of September 30, 2010.

Assets held for sale at September 30, 2010 and December 31, 2009 are comprised of the following:

	2010	2009

Land	$23,242,004	$12,226,320

Discontinued Operations

The Company has reclassified its condensed consolidated financial statements of operations for the three and nine month periods ended September 30, 2009, as a result of implementing FASB ASC 360, to reflect discontinued operations of two consolidated hotel properties sold during the period, or to be sold pursuant to the plan for hotel dispositions.  This classification has no impact on the Company’s net income or the net income per capital unit.  The two hotel properties are located in St. Joseph, MO and Ellensburg, WA.  These hotels were sold during 2009 for approximately $6,810,000.

Condensed financial information of the results of operations for these hotel properties included in discontinued operations for the three and nine month periods ended September 30, 2009 are as follows:

SUMMIT HOTEL PROPERTIES, LLC
NOTE TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2010

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

REVENUES	$166,648	$1,133,690

COSTS AND EXPENSES
Direct hotel operations	50,254	348,065
Other hotel operating expenses	21,454	135,122
General, selling and administrative	69,093	258,495
Repairs and maintenance	3,143	36,091
Depreciation and amortization	61,442	153,948
	205,386	931,721

INCOME FROM OPERATIONS	(38,738)	201,969

OTHER INCOME (EXPENSE)
Interest income	-	116
Interest expense	(3,935)	(39,100)
Gain (loss) on disposal of assets	(293,063)	1,301,823
	(296,998)	1,262,839

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(335,736)	$1,464,808

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

Accrued Expenses

Accrued expenses at September 30, 2010 and December 31, 2009 are as follows:

	2010	2009

Accrued taxes	$6,747,664	$5,238,690
Accrued salaries and benefits	2,051,301	1,400,729
Accrued interest	1,753,715	1,303,999
Other accrued expenses	1,651,678	1,238,595

	$12,204,358	$9,182,013

SUMMIT HOTEL PROPERTIES, LLC
NOTE TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2010

Note Obligations

The Fortress Credit Corp. note with a current balance of $86,075,691 has a scheduled maturity date of March 5, 2011, so it has been included in the current maturities section of the condensed consolidated balance sheet.   The renewed note has an interest rate of 30 day LIBOR plus 575 bps, plus a 3% capitalized spread.  The interest rate at September 30, 2010 was 10.75%.

As of September 30, 2010, the Company has $166,371,585 of debt due in the next twelve months, of which $159,014,760 represents maturing debt and $7,356,825 represents other scheduled principal payments.  We intend to pay scheduled principal payments with available cash flow from operations.  In addition, we intend to either refinance or extend the terms of those debt instruments maturing in the next twelve months.

Related Parties

Pursuant to a management agreement, The Summit Group, Inc. (a related party through common ownership and management control) provides management and accounting services for the Company.  The agreement provides for the Company to reimburse The Summit Group, Inc. for its actual overhead costs and expenses relating to the managing of the hotel properties.  At no time are the reimbursed management expenses to exceed 4.5% of annual gross revenues.  For the nine months ended September 30, 2010 and 2009, the Company reimbursed management expenses of $2,400,136 and $2,269,076, respectively.  These expenses are located in the general, selling and administrative section of the condensed consolidated statement of operations.

The Company reimbursed accounting services of $479,748 and $443,125 for the nine months ended September 30, 2010 and 2009, respectively. The Company also reimbursed for maintenance and purchases services of $145,815 and $380,396 for the nine months ended September 30, 2010 and 2009, respectively.   These expenses are located in the general, selling and administrative section of the condensed consolidated statements of operations.

As of September 30, 2010 and December 31, 2009, the Company had accounts payable to The Summit Group, Inc. for $436,953 and $494,248 relating to reimbursement of management and development expenses.

Recent Developments

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

On October 22, 2010, the SEC declared effective the OP’s registration statement filed on Form S-4 which registers the securities that the OP will issue in the merger in exchange for the Company’s membership interests.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding future operations as well as the Merger (as defined below). In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “intends,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, our financial and business prospects, our capital requirements, our financing prospects, failure of closing conditions and those disclosed as risks in other reports filed by us with the Securities and Exchange Commission, including those described in Item 1A. of our annual report filed on Form 10-K. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we disclaim any obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

Recent Developments

As described in our quarterly report on Form 10-Q filed on August 16, 2010, on August 5, 2010, Summit Hotel Properties, LLC (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Summit Hotel OP, LP, a newly-formed Delaware limited partnership (the “OP”).  The sole general partner of the OP is a wholly-owned subsidiary of Summit Hotel Properties, Inc. (“Summit REIT”), a newly formed Maryland corporation that will elect to be treated as a real estate investment trust, or REIT, for U.S. federal income tax purposes.  Summit REIT intends to undertake an underwritten initial public offering (“IPO”) of its common stock and will apply to list its common stock on the New York Stock Exchange.

The OP will be the operating partnership of Summit REIT, in a structure utilized by many other publicly traded REITs, and will continue the Company’s hotel ownership business.  Each of the OP and Summit REIT are affiliates of the Company and were organized to effect the reorganization of the Company contemplated by the Merger Agreement and related transactions.

Pursuant to the Merger Agreement, assuming the conditions to closing are satisfied or waived, at closing:

▪	the Company will merge with and into the OP with the OP as the surviving entity (the “Merger”);
▪	the OP will be the successor to the assets and liabilities of the Company;
▪	the current members of the Company will receive an aggregate of 9,993,992 common units of a single class of limited partnership interests in the OP (“OP units”);
▪	Class A and Class A-1 members of the Company will receive accrued and unpaid priority returns on their membership interests through August 31, 2010;
▪
accrued and unpaid returns priority returns on Class A and Class A-1 membership interests of the Company for the period of September 1, 2010 through the closing of the Merger may be paid with any available cash after satisfying working capital requirements, reserve requirements and payments to lenders in the discretion of management of the Company; and

▪	the Company will cease to exist, the membership interests of the Company will become null and void and the former members of the Company will become limited partners of the OP.

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

	Aggregate Adjusted Capital Contributions as of September 30, 2010	Total OP units to be issued in the Merger
Class A	$119,138,717	6,283,197
Class A-1	44,237,893	2,433,040
Class B	6,687,944	352,712
Class C	17,540,183	925,043
Total	$187,604,737	9,993,992

Beginning 12 months after completion of the Merger, OP units will be redeemable by the holder, on the first day of each calendar quarter after 60 days’ advance written notice, for cash based on an average of the then-current market prices of Summit REIT common stock or, at the election of the OP, shares of Summit REIT common stock, on a one-for-one basis.

Completion of the Merger is subject to satisfaction of a number of conditions, including (i) approval by the required percentage of membership interests of the Company of (a) an amendment to the Third Amended and Restated Operating Agreement of the Company (“Operating Agreement”) to permit the Merger upon approval of the Class C member of the Company and holders of 51% or more of the voting interests of the Class A and Class A-1 members of the Company, voting as a group (the “Amendment”) and (b) the Merger Agreement and (ii) completion of the IPO.  On October 22, 2010, the Securities and Exchange Commission declared effective the OP’s registration statement filed on Form S-4 which registers the  securities the OP will issue in the Merger in exchange for the Company’s membership interests.  This registration statement includes a proxy statement relating to a special meeting of the Class A, Class A-1 and Class C members of the Company to consider and vote on the proposals described in the registration statement and above.

The Company will hold a special meeting of the Class A, Class A-1 and Class C members of the Company at 11:00 a.m. Central time, November 30, 2010. The special meeting was called at the direction of the Company’s manager, The Summit Group, Inc. (“The Summit Group”).  The board of managers of the Company, following the unanimous approval and recommendation of a special committee of the board of managers appointed to review the proposed merger, unanimously approved the Company’s entry into the Merger Agreement.  Upon completion of the Merger, all Class A, Class A-1, Class B and Class C membership interests in the Company will be exchanged for limited partnership interests in the OP, as described in the proxy statement/prospectus filed by the Company on Form S-4.

The Company’s members are being asked to approve at the special meeting (1) an amendment to the Operating Agreement to permit the Merger, (2) the Merger Agreement, and (3) adjournment of the meeting to a later date, if necessary or appropriate.  The Company’s board of managers recommends a vote “FOR” the amendment to the Operating Agreement, “FOR” approval of the Merger Agreement and “FOR” the adjournment proposal.

The foregoing description of the Merger, Merger Agreement and special meeting of the members does not purport to be complete and is qualified in its entirety by reference to the full text of the registration statement on Form S-4 filed by Summit Hotel OP, LP, and the proxy statement/prospectus therein and the exhibits attached thereto, including the Merger Agreement which is incorporated by reference to Exhibit 2.1 to the Company’s quarterly report for the period ended June 30, 2010.

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

Critical Accounting Policies

Capitalized Development and Interest Costs

The Company capitalizes all hotel development costs and other direct overhead costs related to the construction of hotels.  Additionally, the Company capitalizes the interest costs associated with constructing new hotels.  Capitalized development, direct overhead and interest are depreciated over the estimated lives of the respective assets once the assets are placed in service.  Organization and start-up costs are expensed as incurred.  For the nine month periods ended September 30, 2010 and 2009, the Company capitalized interest of $0 and $2,786,468, respectively.

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

The Company implemented new accounting guidance effective January 1, 2010 regarding variable interest entities (VIEs).  In accordance with the guidance, the Company re-evaluated equity investments and all other potential variable interests to determine if they are VIEs.  For each of these investments, the Company has evaluated (1) the sufficiency of the entities’ equity investments at risk to permit the entity to finance its activities without additional subordinated financial support; (2) that as a group the holders of the equity investments at risk have (a) the power through voting rights or similar rights to direct the entities’ activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or  indirectly and (c) the right to receive the expected residual return of the entity and their rights are not capped and (3) the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the entity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights.

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

Industry Trends and Outlook

In mid-2008, U.S. lodging demand started to decline as a result of the economic recession which caused industry-wide RevPAR to decline for the year, as reported by Smith Travel Research. Throughout 2009, the decrease in lodging demand accelerated, with RevPAR down 16.7% for the year according to Smith Travel Research. In the first half of 2010, we saw trends of improved fundamentals in the U.S. lodging industry with demand for rooms showing signs of stabilization, and even growth in many of the major markets, as general economic indicators have begun to experience positive improvement. With supply of available rooms expected to rise at a significantly slower pace over the next several years than during 2006-2008 and demand for rooms expected to increase as the U.S. economy rebounds, we expect meaningful growth in RevPAR to start in 2011 and to continue for several years thereafter.

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

Results of Operations

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP, as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include occupancy rate (or Occupancy); Average Daily Rate (or ADR); and room Revenue per Available Room (or RevPAR).

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue is dictated by demand, as measured by Occupancy, pricing, as measured by ADR, and our available supply of hotel rooms. Our ADR, Occupancy and RevPAR performance may be impacted by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors. In addition, our ADR, Occupancy and RevPAR performance is dependent on the continued success of our franchisors and their brands.

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Loss from Continuing Operations.

Loss from continuing operations decreased by $5.6 million, or 81.8%, to ($1.3) million for the three months ended September 30, 2010 from ($6.9) million for the three months ended September 30, 2009.  This decrease in loss was primarily due to the $6.5 million impairment loss recognized in 2009 with no corresponding expense in the first three quarters of 2010.

Revenues.

The key indicators for the Company’s hotel performance for the three months ended September 30, 2010 and 2009 are set forth in the following table.

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009	Increase
All Company Hotels
RevPAR	$61.46	$56.89	$4.57
Average Daily Rate	$88.99	$87.21	$1.78
Occupancy Rate	69.06%	65.23%	3.83%

Revenues increased by $5.4 million, or 16.7%, from $32.2 million for the three months ended September 30, 2009 to $37.6 million for the three months ended September 30, 2010. The increase was primarily due to the opening of six new hotels during the third and fourth quarters of 2009 and further impacted by increases in Occupancy and ADR in our existing hotels, resulting in an overall 8.0% increase in RevPAR.

Due to the ongoing recovery of the national economy and the improvement in the U.S. hotel industry fundamentals experienced during the past seven months, we anticipate that RevPAR at our hotels will continue to improve.  In addition, as our 19 unseasoned hotels continue to stabilize, we anticipate they will generate revenue growth for the Company.

Operating Expenses.

Total operating expenses from continuing operations decreased by $2.7 million, or 7.8%, to $32.0 million for the three months ended September 30, 2010 from $34.8 million for the three months ended September 30, 2009 because of a $6.5 million loss on impairment of assets incurred in the three months ended September 30, 2009 with no similar impairment in the three months ended September 30, 2010.  Direct hotel operations expense increased by 12.6% to $12.3 million for the three months ended September 30, 2010 from $10.9 million for the three months ended September 30, 2009.  The increased operating expenses were in direct relationship to the increase in revenues from the six new hotels opened during the third and fourth quarter of 2009.  General, selling and administrative expenses increased 14.0% to $6.7 million for the three months ended September 30, 2010 from $5.9 million for the three months ended September 30, 2009.  The increase was directly related to the increase in revenues from the six new hotels opened in late 2009.

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

Depreciation and Amortization.

Total depreciation and amortization expense from continuing operations increased by $1.2 million, or 21.5%, from $5.6 million for the three months ended September 30, 2009 to $6.8 million for the three months ended September 30, 2010.  This increase was primarily due to the six additional hotels opened during the third and fourth quarter of 2009.

Management Expense

We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager.  During the three months ended September 30, 2010, we reimbursed The Summit Group $789,156 in hotel management and Company Manager expenses, which was 2.1% of our total revenues from continuing operations.  In the three months ended September 30, 2009, we reimbursed The Summit Group $575,176 in hotel management and Company Manager expenses, which was 1.8% of our total revenues from continuing operations.  The increase in management expense as a percentage of revenues is due to additional travel and allocation of wages related to oversight of the hotels and the merger and IPO. Management expense is contained within the general, selling and administrative section of the condensed consolidated statement of operations.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Loss from Continuing Operations.

Loss from continuing operations decreased by $3.5 million, or 34.7%, to ($6.7) million for the nine months ended September 30, 2010 from ($10.2) million for the nine months ended September 30, 2009.  This decrease was due in part to a $6.5 million loss on impairment of assets incurred in the third quarter of 2009, with no similar impairment losses during the first three quarters of 2010. Additional factors affecting the loss from continuing operations include an increase in income from operations, net of the impairment loss, of $3.9 million, as well as an increase in interest expense of $6.9 million.

Revenues.

The key indicators for the Company’s hotel performance for the nine months ended September 30, 2010 and 2009 are set forth in the following table.

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	Increase/(Decrease)
All Company Hotels
RevPAR	$57.68	$56.71	$0.97
Average Daily Rate	$87.88	$88.42	$(0.54)
Occupancy Rate	65.64%	64.14%	1.5%

Revenues increased by $12.0 million, or 12.9%, from $92.8 million for the nine months ended September 30, 2009 to $104.8 million for the nine months ended September 30, 2010. The increase was primarily due to the opening of six new hotels during the third and fourth quarters of 2009.

Operating Expenses.

Total operating expenses from continuing operations increased by $1.6 million, or 1.7%, to $91.9 million for the nine months ended September 30, 2010 from $90.4 million for the prior period despite the $6.5 million loss on impairment taken in 2009.  Operating expenses increased due to the six new hotels opened in the third and fourth quarter of 2009.  Of this increase, direct hotel operations expense increased by 12.5% to $35.4 million for the nine months ended September 30, 2010 from $31.4 million for the prior period.  The increased operating expenses were in direct relationship to the increase in revenues from the six new hotels opened during the third and fourth quarter of 2009.  Non-capitalizable hotel renovation costs during early 2009 caused repairs and maintenance for the nine month period ended September 30, 2009 to be $1.7 million higher than repairs and maintenance in the nine month period ended September 30, 2010.

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

Depreciation and Amortization.

Total depreciation and amortization expense from continuing operations increased by $3.3 million, or 19.7%, from $17.0 million for the nine months ended September 30, 2009 to $20.3 million for the nine months ended September 30, 2010.  This increase was primarily due to the six additional hotels opened during the third and fourth quarter of 2009.

Management Expense

We reimburse The Summit Group, Inc. for the expenses it incurs in the management of our hotels and as Company Manager.  During the nine months ended September 30, 2010, we reimbursed The Summit Group $2,400,136 in hotel management and Company Manager expenses, which was 2.3% of our total revenues from continuing operations.  In the nine months ended September 30, 2009, we reimbursed The Summit Group $2,269,076 in hotel management and Company Manager expenses, which was 2.4% of our total revenues from continuing operations.  The reduction in management expense is due to the Company’s efforts to reduce expenses during the economic downturn.  Management expense is contained within the general, selling and administrative section of the condensed consolidated statement of operations.

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

Due to the economic recession and decline in the hotel industry that occurred during 2008 and 2009, as well as the increasing difficulty in obtaining financing for hotel projects, the Company has sought to reduce its exposure to costs, expenses and financing requirements related to construction and development activities. Thus, the Company did not acquire any hotels and did not start any new hotel construction projects during 2009 or the nine months ended September 30, 2010.  As of November 12, 2010, the Company has entered into a letter of intent to purchase one hotel and no new hotel construction is yet scheduled for 2010.

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

First mortgage financing with commercial lenders provides the primary source of liquidity for financing the acquisition and construction of hotels.  As of September 30, 2010, our mortgage debt consisted of the following:

Lender	Outstanding Principal Balance as of September 30, 2010 (dollars in thousands)	Interest Rate as of September 30, 2010(1)	Amortization (years)	Maturity Date

Bank of the Cascades(2)	$12,623	Prime rate, subject to a floor of 6.00%	25	09/30/11

ING Investment Management(3)(12)	29,204	5.60%	20	07/01/25

MetaBank	7,340	Prime rate, subject to a floor of 5.00%	20	03/01/12

Chambers Bank	1,615	6.50%	20	06/24/12

Bank of the Ozarks(4)	6,444	90-day LIBOR + 4.00%, subject to a floor of 6.75%	25	06/29/12

ING Investment Management(5)(11)	7,954	6.34%	20	07/01/12

ING Investment Management(5)(11)	29,602	6.10%	20	07/01/12

BNC National Bank(13)	5,769	5.01%	20	11/01/13

First National Bank of Omaha(6)	24,368	90-day LIBOR + 4.00%, subject to a floor of 5.25%	20	07/01/13

ING Investment Management(7)(12)	6,281	6.61%	20	11/01/28

General Electric Capital Corp.(8)(14)	11,262	90-day LIBOR + 2.55%	25	04/01/14

National Western Life Insurance(9)	13,734	8.00%	17	01/01/15

BNC National Bank(13)	5,814	Prime rate – 0.25%	20	04/01/16

Compass Bank	16,492	Prime rate – 0.25%, subject to a floor of 4.50%	20	05/17/18

General Electric Capital Corp.(14)	8,803	90-day LIBOR + 1.75%	20	04/01/18

General Electric Capital Corp.(10)(14)	11,119	90-day LIBOR + 1.80%	25	03/01/19

Fortress Credit Corp. (15)	86,076	30-day LIBOR + 8.75%	N/A	03/05/11

Lehman Brothers Bank	77,381	5.40%	25	01/01/12

Marshall & Illsley Bank	21,420	30-day LIBOR + 3.90%	N/A	12/31/10

First National Bank of Omaha (16)	19,993	90-day LIBOR + 4.00%, subject to a 5.50% floor	N/A	07/31/11

First National Bank of Omaha	18,903	90-day LIBOR + 4.00%, subject to a 5.50% floor	N/A	07/31/11

Total	$422,198

(1)	As of September 30, 2010, the Prime rate was 3.25% and the 90-day LIBOR rate was 0.29%.
(2)	The maturity date may be extended to September 30, 2012, subject to the Company achieving a debt service coverage ratio of 1.25:1.00 on the property secured.
(3)
The lender has the right to call the loan, which is secured by multiple properties, at January 1, 2012, January 1, 2017 and January 1, 2022.  At January 1, 2012, the loan begins to amortize according to a 19.5 year amortization schedule. If this loan is repaid prior to maturity, there is a prepayment penalty equal to the greater of (i) 1% of the principal being repaid and the (ii) the yield maintenance premium. There is no prepayment penalty if the loan is prepaid 60 days prior to any call date.

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

(9)
Consists of two mortgage loans with cross-collateralization and cross-default provisions. Prior to February 1, 2011, these loans cannot be prepaid. If these loans are prepaid after February 1, 2011, there is a prepayment penalty ranging from 5% to 1% of the principal being prepaid.  A one-time, ten-year extension of the maturity date is permitted, subject to the satisfaction of certain conditions.

(10)
If this loan is repaid prior to February 27, 2011, there is a prepayment penalty equal to 0.75% of the principal being repaid. After this date, there is no prepayment penalty. A portion of the loan can be prepaid without penalty at any time to bring the loan-to-value ratio to no less than 65%.

(11)	The two ING Investment Management loans with the July 1, 2012 maturity dates are cross-collateralized.

(12)	The ING Investment Management loans with the July 1, 2015 and November 1, 2028 maturity dates are cross-collateralized.
(13)	The two BNC loans have cross-default provisions.
(14)	The three General Electric Capital Corp. loans are cross-defaulted.
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

(16)	This is comprised of three cross-collateralized, cross-defaulted notes.

As of September 30, 2010, the Company has $166,371,585 of debt due in the next twelve months, of which $159,014,760 represents maturing debt and $7,356,825 represents other scheduled principal payments.  We intend to pay regularly scheduled principal payments with available cash flow from operations.  For maturing debts, we intend either to refinance or extend the terms of those debt instruments maturing in the next twelve months.

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

Due to our significant reliance on financing for the acquisition and construction of hotels, changes in interest rates and underwriting parameters may affect our ability to acquire or build hotels which meet our investment objectives.  As a result of the current conditions in the banking industry and general economy, many lenders are not offering new commercial loans, or if they do offer such loans, the terms and conditions are restrictive.  We have experienced increasing difficulties obtaining financing for our hotels, particularly construction financing, on reasonable terms and conditions.  Furthermore, upon the scheduled maturity of existing indebtedness we may be unable to obtain financing at terms similar to those on credit facilities currently financing our hotels.  As of September 30, 2010, approximately 59.4% of our long-term indebtedness carried variable interest rates which increase or decrease with general interest rates changes.

Construction and Development Requirements

Properties Under Construction or Held for Development

The table below describes our properties held for possible future development.  At this time, we have no intention of developing new hotels or restaurants or expanding any of our existing hotels at these parcels. As of November 12, 2010, we have nine parcels of land which we believe no longer complement our business, and thus they are held for sale.  We may in the future sell the other parcels described below when market conditions warrant.  If we do develop these parcels, construction will not begin on any hotel until debt and equity financing are in place and management has determined that market conditions are appropriate.

Location	Potential Use	Acres
Flagstaff, Arizona	Development of one restaurant pad	2.0
Jacksonville, Florida	Development of one hotel	3.3
Ft. Myers, Florida	Development of one or two restaurant pads	3.1
Boise, Idaho	Development of one hotel	3.1
Boise, Idaho	Possible expansion of existing hotel	2.3
Boise, Idaho	Possible expansion of existing hotel	1.0
Twin Falls, Idaho	Development of one hotel	2.5
Missoula, Montana.	Development of one hotel	2.2
El Paso, Texas	Development of two hotels	5.0
Houston, Texas	Development of one hotel	2.8
San Antonio, Texas	Development of one hotel	2.6
San Antonio, Texas	Development of two hotels	6.0
San Antonio, Texas	Development of two restaurant pads	3.0
Spokane, Washington	Development of two hotels	4.6

We have no current intention of developing new hotels or restaurants or expanding any of our existing hotels at these parcels. We intend to sell the parcels that are held for sale, and we may in the future sell the remaining parcels when market conditions warrant.

Acquisitions and Dispositions

From January 1, 2010 through November 12, 2010 we have not acquired or disposed of any properties.  We have entered into a letter of intent to acquire a 216-room hotel located in downtown Minneapolis, Minnesota. The letter of intent is non-binding and we cannot assure you that we will be able to enter into a definitive purchase agreement on favorable terms, or at all, or, if we enter into a definitive agreement, that we will complete this acquisition. Any definitive purchase agreement would be subject to a number of conditions to completion.

As reported in the Company’s quarterly report on Form 10-Q filed with the SEC on August 16, 2010, we entered into a contract to sell several parcels of vacant land to an unaffiliated hotel developer for an aggregate purchase price of $30.4 million.  During October 2010, the developer terminated the contract; however, as of November 12, 2010, these parcels of land continue to be classified as held for sale as they no longer complement our business and we believe they will be sold within the next twelve months.

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

As of September 30, 2010, 40.6% of our debt carried fixed interest rates, and 59.4% carried variable interest rates.  As of September 30, 2010, our fixed interest rate debt totaled $171.5 million.  Our variable interest rate debt totaled $250.7 million as of September 30, 2010, which included amounts outstanding under our lines of credit, and not the total available under the lines of credit.  Assuming no increase in the amount of our variable rate debt, if the interest rates on our variable rate long-term debt were to increase by 1.0%, our cash flow would decrease by approximately $2,506,573 per year.

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

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

Peter J. Poulos, a former employee of the Company, filed a complaint against us, Mr. Boekelheide and others with the U.S. Department of Labor/Occupational Safety and Health Administration, or OSHA.  The administrative file was opened on April 6, 2009.  The complaint alleges that, as a result of one circumstance of a payment being applied to incorrect accounts, we engaged in a scheme to perpetuate fraud and that the employee’s subsequent termination was retaliatory and in violation of the Corporate and Criminal Fraud Accountability Act of 2002, or CCFA.  The only relief sought under the complaint is an administrative finding that we violated the CCFA.  We vehemently deny these allegations and are vigorously defending the claim.  On August 24, 2010, OSHA determined that there was no reasonable cause to believe that the Company violated the CCFA and the complaint was dismissed. On August 30, 2010, Mr. Poulos objected to the findings and requested a formal hearing in the matter. A scheduling conference with the Administrative Law Judge was held on October 6, 2010. The administrative hearing is being held in abeyance until the federal lawsuit is adjudicated. The parties are to file a Status Report on or before December 7, 2010.

On May 12, 2009, Mr. Poulos filed a complaint in the United States District Court, Southern District of South Dakota against the Company, Mr. Boekelheide and Trent Peterson, our Director of Operations—Eastern United States.  The complaint is based upon the same set of circumstances as in the OSHA complaint described above.  The relief sought includes damages, including front and back pay, compensatory damages, punitive damages and other relief, in excess of $10.0 million.  We vehemently deny these allegations and are vigorously defending the claim. On July 10, 2009, Mr. Boekelheide was dismissed from the lawsuit.  Discovery is proceeding in this case. A pre-trial conference and motions hearing was held on August 6, 2010. On September 10, 2010, the Court granted summary judgment in our favor and dismissed five of the six claims asserted by Mr. Poulos. The Court denied summary judgment on the claim asserting wrongful termination for whistleblowing.  A trial date has not been scheduled.

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

The Company’s annual report on Form 10-K filed on March 31, 2010 (the “annual report”) and the Company’s quarterly reports on Form 10-Q filed on May 14, 2010, and August 16, 2010 (the “quarterly reports”) set forth a number of risk factors and other information which should be carefully considered. In addition to the risks described in the annual report and quarterly reports, we are subject to a number of other risks and uncertainties which we may not be aware of or which we currently deem to be immaterial to our business operations.  If any of such risks or other risks occur, our business, financial condition, operating results and cash flows could be adversely affected.  Management does not believe that there are new material risk factors in addition to those set forth in the annual report and quarterly reports.

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

SUMMIT HOTEL PROPERTIES, LLC

Date: November 15, 2010	By:	/s/ Kerry W. Boekelheide
Kerry W. Boekelheide
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Daniel P. Hansen
Daniel P. Hansen
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 – Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 - Chief Financial Officer.
32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Chief Executive Officer.
32.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Chief Financial Officer.